Form 10-K405
period 1999-12-31
COMPLE TEL LLC
filed 2000-03-30
CIK 1089554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1999
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission File No. 333-82305-01

                                  COMPLETEL LLC
             (Exact name of Registrant as specified in its charter)

           Delaware                                          52-2073805
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

   6300 South Syracuse Way, Suite 355
       Englewood, Colorado 80111                                80111
(Address of principle executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (303) 741-4788

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes    No X
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the last sales price of such stock, as of the date hereof: N/A.
                 ---

     The number of common units outstanding as of March 27, 2000 was 128,870.59 units.

Item 1.  Business

     CompleTel LLC is a holding company with no operations other than the operations conducted by our direct subsidiary CableTel Management, Inc. and our indirect subsidiary CompleTel Europe N.V. We own 100% of CableTel Management, Inc., a corporation we formed to provide personnel and management services to us and our subsidiaries. Our principal operations are conducted through CompleTel Europe N.V., a Netherlands public company that recently completed its initial public offering, scheduled to close on March 30, 2000. Following the initial public offering, we will hold approximately 77.45% of the outstanding common stock of CompleTel Europe, assuming no exercise of the underwriter's over-allotment option. CompleTel Europe currently has operations in France, conducted through CompleTel SAS, in Germany, conducted through CompleTel GmbH, and in the United Kingdom, conducted through CompleTel UK Limited. Unless otherwise indicated, "we," "our," "us" and words of similar import used in this report refer to the business conducted by CompleTel Europe N.V. and its subsidiaries.

     Through CompleTel Europe, we are a rapidly-growing CLEC operating primarily in France and Germany. Our vision is to become a leading alternative broadband provider of voice, high-speed data and Internet protocol-based services in selected local markets across Europe. We target business end-users, other telecommunications carriers and Internet-related providers in large metropolitan areas with limited local access competition. Using our state-of-the-art, fiber optic, metropolitan area networks (MANs), we offer a wide range of voice, data and Internet-related services to our directly connected, on-net, customers, including local and long-distance voice services, dedicated high-capacity access and a suite of Internet-related access and applications.

     We believe that the rapid increase in demand for high-capacity data telecommunications services and an absence of alternative local providers have left our targeted customer segments largely underserved and provide us with significant opportunities to grow our business. We are currently implementing our business plan to deploy and operate our metropolitan area networks in 11 cities in France and Germany and provide Internet-related services in these cities and the United Kingdom. As of February 25, 2000, we had commercially launched services in nine cities, Paris, Grenoble, Lyon, Marseille and Lille in France, and Berlin, Essen, Munich and Nuremberg in Germany. We expect to become operational in two additional cities, Nice and Toulouse in France, during the first half of 2000. We plan to use the proceeds from CompleTel Europe N.V.'s initial public offering to expand our metropolitan area networks in our existing cities, deploy networks in an additional six cities, Amiens, Nantes and Rouen in France and Hamburg, Mannheim and Stuttgart in Germany, and to accelerate the expansion of our Internet-related services. We had deployed over 447 route kilometers as of February 25, 2000.

     In each of our target markets, we have focused on achieving an early market position to secure a number of competitive advantages. We believe these advantages include continuing to recruit and retain experienced personnel, growing and developing a customer base, securing critical rights-of-way, and promoting our name recognition.

     We have assembled a strong management team that we believe has the necessary management and telecommunications experience for us to achieve our goals. Our senior management collectively have over 100 years of telecommunications industry experience, which we combine with experienced regional management teams familiar with the local communities and businesses that we serve. Our national and local managers have broad telecommunications industry experience with companies such as COLT, Cegetel, Alcatel, Bosch Telecom, VIAG Interkom, Siemens, France Telecom and Deutsche Telekom. In addition, we benefit from the extensive telecommunications industry experience of our major equity investors, which include: funds sponsored by Madison Dearborn Partners, a Chicago-based private equity firm, experienced with investments in other telecommunications providers, such as Focal Communications Corporation, Nextel Communication Inc. and Allegiance Telecom, Inc.; LPL Investment Group, an investment firm controlled by Lawrence F. DeGeorge; and funds sponsored by Meritage Investment Partners, a Denver-based private equity firm that invests exclusively in telecommunications companies. Two of our directors, James C. Allen and Royce Holland, provide us with significant additional competitive local exchange carrier experience. Mr. Allen was a co-founder and the former chief executive officer of Brooks Fiber Properties and currently serves as a director of several telecommunications companies including MCI WorldCom.

Mr. Holland was a co-founder of both MFS Communications and Allegiance Telecom, Inc. and continues to serve as a director and chief executive officer of Allegiance.

Attractive and growing markets

     We have selected the French and German telecommunications markets as we believe they offer significant opportunities. These are the two largest telecommunications markets in continental Europe as measured by revenues, estimated to be $24.7 billion in France and $36.2 billion in Germany, in 1998, according to Tarifica.

On-net customer-driven network

Overview

     Our market entry strategy is to focus on providing local access to an underserved on-net customer base. We believe there are substantial long-term benefits of our on-net strategy as compared to an off-net reseller strategy:

     .    substantial increased product offerings made possible by direct connection;
     .    higher revenue per customer;
     .    lower interconnection costs and improved operating margins; and
     .    increased loyalty of customers and reduced churn.

     Our integrated network architecture includes switches and data routers, customer premise equipment and metropolitan area network fiber rings. Our integrated network supports local and long-distance voice, high-speed packetized data and services based on the Internet delivery platform. We believe our networks offer greater capacity, higher reliability and lower operating costs than those of the incumbent carriers in the areas we serve. The integrated design of our networks significantly reduces our cost of providing a bundled service offering.

     To deliver high-quality, reliable telecommunications services, we employ a state-of-the-art, uniform, high-capacity, protocol-transparent technology platform. Our platform encompasses digital telephone and packet data switches and synchronous digital hierarchy (SDH) transmission technology compliant with European telecommunications standards, with a centralized network management and monitoring centers designed to readily accommodate future technology upgrades.

Customers and route design

     We have developed our network designs based on the needs and requirements of our target customer segments using our knowledge of and experience in the facilities-based competitive local exchange markets. We also draw on the expertise of a broad range of independent third-party consultants.

     We target high density business areas which currently experience limited competition from other local carriers where customers purchase their telecommunications services principally from the incumbent operators or from resellers.

     In order to identify specific target customers within identified service areas, we complete a detailed geocoded analysis of demographic, competitive, economic and telecommunications demand characteristics within each target city. Ultimately, we generate a list of prioritized prospects in each target area and a map of the target service area pinpointing the location of each potential customer, and key demographics of those potential customers. We then plot a route for the network, with the precise location of the route being driven to ensure the highest possible density of customers as close as possible to each route.

Network design principles

     A key feature of our network design is its adaptability to changes in service offerings, network standards, and new technology and protocols. Our network design enables us to provide high-transmission to our customers while providing substantial potential for expansion in a cost-effective manner. Our networks are able to efficiently support a wide mix of telecommunications traffic and protocols, including telephony, data, digital videoconferencing, virtual private networks (VPNs), private lines, and Internet. Our network is based on the following principles:

     . Scalability. We can expand both transmission capacity and switching capacity rapidly and cost-effectively as traffic volume and capacity demands increase. We install duct systems typically with six ducts. Each duct is capable of holding more than three hundred fibers. Our current deployment uses one duct. The remaining ducts can accommodate additional capacity for our use, or can be sold to or swapped with other telecommunication service providers. As we install our duct system, we also install the access duct to the points of entry of buildings immediately adjacent to the network route to expedite adding new customers.

     . Revenue-driven deployment schedule. Using our disciplined geomarketing design process, we design and deploy our networks to maximize potential revenue generation while minimizing our build-out costs.

     . Reliability. Our networks provide redundancy at multiple levels. The ring structure is designed to provide dual direction routing capability that allows the connection to be completed in the event of network failure. Additionally, our external carrier interconnects have alternative routing capability which should assure access to alternative carriers. We have chosen vendors that we believe provide reliable and quality equipment, such as Nortel, Siemens, Ciena and Cisco.

     . A mix of local access technologies. We employ different technologies as we believe it allows us to: (1) meet customers' changing communication requirements; (2) provide investment-justified rapid expansion of the network coverage; and (3) respond to a wide range of integration requirements among different customer segments. The link between the network and the customer is typically fiber, but may also be copper or wireless transmission. We plan to employ multiple technologies including asynchronous transfer mode (ATM), Ethernet, frame-relay, SDH, wave division multiplexing, packet data or Internet protocol routing. On a case by case basis, we extend the reach and efficiency of our core network rings through alternative methods, such as leased fiber or point-to-point wireless.

     . Protocol transparent and future proof. We are installing transmission equipment that should allow us to converge circuit-switched and data networks, and extend the value of our circuit switches into the future. As these networks effectively merge, traffic can move more economically over data networks, resulting in simplified network management. We are continually reviewing our designs to ensure flexibility and rapid evolution, as we believe that over time voice, data, video, Internet, intranets and extranets will interconnect with our seamless network platform.

Network infrastructure

     . Metropolitan area networks. The core of our network is the fiber loops that we build in selected areas. MANs comprise single or several fiber optic rings that allow customers direct connection within a city or metropolitan area to our network. We construct MANs that have route diversity and a self-healing architecture, allowing for traffic to be re-routed in case of a network outage, which should allow us to provide the highest levels of reliability.

     . Construction and installation. The local access networks consist of fiber deployed in newly constructed ducts and existing ducts. The time necessary to construct a new fiber optic network varies, depending upon factors such as the size of the fiber ring to be installed, whether the construction is underground or aerial, city specific rights-of-way process, whether the conduit is in place or requires construction, and the initial number of buildings targeted for connection to the fiber ring. We install our fiber optic cables in conduits that we own or that we lease from third parties. In certain isolated instances, however, to achieve maximum speed to market, we utilize a "smart-build" strategy and lease fiber trunking capacity from third parties. We also may lease conduit or pole space from utilities, railroads, carriers, provincial highway authorities, local governments and transit authorities. These arrangements are generally for multi-year terms and have renewal options.

     We use a five-step deployment process for each MAN:

          - We determine the preliminary route of the MAN by completing a detailed analysis of demographic, competitive, economic and telecommunications demand characterization of each target city.

          - Our local management and sales teams then conduct a walk-by inspection of the proposed route.

          - We submit requests for rights-of-way and construction permission to the appropriate municipal authorities.

          - Upon approval, we select a local civil construction firm which completes the construction.

          - Nortel, acting as our turnkey network assembler, completes the installation of SDH and data transmission equipment, and preassembles customer premise equipment.

     . Points of presence (POPs) and distribution nodes. POPs are secured interconnection points with other carriers, typically with a minimum of two interconnect POPs per market. We purchase or lease sites, and construct POPs in each market at the location of other carriers, public Internet peering locations and local telehouses. Distribution nodes are located in leased or purchased facilities to house electronic equipment which provide the ability to add and remove voice and data traffic from the fiber backbone destined to a customer or an interconnection point. These nodes are secured, environmentally-controlled, and continuously monitored stand-alone facilities.

     . Switch and Internet data centers. We construct switching centers in most of our markets. Our switching centers are environmentally controlled, secure sites, featuring back-up AC/DC power, emergency back-up battery and power generator, heating, ventilation and air-conditioning systems, redundant communication facilities, fire suppression and direct connection to our high-speed fiber optic city MAN backbone. Our switching centers are continuously monitored by our network operation centers. The purchased or leased facilities are typically sized between 600 square meters and 4,000 square meters. Specific accommodations are made to provide for the provision of co-location and hosting services. Co-location services provide our customers with access and the space to install their own equipment in our POPs. Our co-location centers offer customers a secure location, controlled environment, monitoring and immediate access to high-speed connections to the Internet and our voice switching and data networking equipment. In addition, Internet data centers are being deployed to support our Internet strategy, leveraging our carrier-class switch center facilities. Our switching center assets facilitate the rapid deployment of our Internet data centers.

     . Network operation centers. We have established two network operating centers, in Paris, France, and Munich, Germany, that allow centralized and integrated management of all the equipment deployed in our MANs throughout Europe. These centers continuously monitor performance of all the various pieces of transmission and switching equipment, the operating systems, the performance of customer transmission paths and circuits and customer premises equipment in each of the MANs. The center in France is located at Nanterre, which is near our French and European headquarters in La Defense in Paris. The center in Germany is located in our southern German regional management center in Haar/Munich.

     . SDH and Internet protocol technology. We provide our data, Internet connectivity and voice services over our MANs. Our MANs use European standards-based synchronous digital hierarchy (SDH) transmission technology and Internet protocol to transport information along our fiber optic backbone. Our SDH networks are based on self-healing concentric rings, a technology that routes traffic through an alternative path in the event there is a point of failure. This design results in a highly reliable network which is less susceptible to disruptions in the event of breakage at one point. Our data services architecture is based on the Internet protocol, which is the framework for the evolving network standard routing protocol of choice for packet data networking.

     . Interconnection and service agreements. We enter into interconnection or service agreements with a range of other operators for transmission of traffic outside of the reach of our local loops. We have entered into principal national interconnection agreements with France Telecom and Deutsche Telekom, the incumbent operators in France and Germany, respectively. We also have entered into agreements with other significant national and international carriers, such as MCI WorldCom, Telecom Development, Siris and RSLCom. We are in the process of developing additional physical interconnections with the incumbent public operators, at both their tandem switching centers and the end office/serving wire centers in each of our markets. Similarly, we are interconnecting our networks with Internet backbone operators and public Internet peering locations with the intention to form a Tier one Internet traffic aggregation network, connecting France, Germany, the United Kingdom and the U.S.

     . Access agreements and rights-of-way. Our MANs are primarily constructed by digging trenches along rights-of-way by obtaining rights to use the property from local authorities. Where necessary or economically preferable to digging trenches, we also secure other rights-of-way agreements with highway commissions, utilities, political subdivision, subway operators and others. Speed to market is critical in securing rights-of-way because each successive request by a new entrant generally has a reduced probability of being granted.

          We have established and plan to continue to establish relationships with electric and other utility companies in our target markets to obtain rights-of-way access. We intend to use these relationships to maximize the penetration and speed of entry and reduce the cost of deploying our network in our target markets. In Paris, France, we have received approval from the city authorities to lay our fiber in the underground sewer system. This agreement enables us to lay our fiber in a cost-effective manner because it entails minimal excavation of city streets as the system's conduits connect to nearly all buildings in Paris.

          We must secure the rights-of-way from local authorities as we construct our networks over property in the public domain. Certain cities, such as Lyon, Marseille and Paris in France, and Munich, in Germany, have adopted framework agreements that govern access to the public domain roadways and non-roadways such as sewers, subways, tramways, and waterways. We have signed these agreements and have secured the rights-of-way, as necessary, to deploy our network over and under city property, and use city streets, poles and bridges to connect our network. In certain situations, the conduits we use to access buildings already benefit from existing rights-of-way.

     . Building entry license agreements. Before providing services to customers, we must obtain permission from the property owner. We have adopted a collaborative approach with property developers and owners. Generally, they are willing to provide access to their buildings since we are providing enhanced services to the building, which should increase its value. Our agreements typically contain a provision for access by our network to a specified point inside the building, with a renewable right of access regarding inside wiring to the premises of our clients and allow us access on a non-exclusive basis.

     . Technology supplier relationships. In 1999, we entered into an agreement with Nortel Networks to supply us equipment, including SDH, voice and data switching, data routers and customer premise equipment, engineering services, NOC management, inventory management, equipment installation and first level maintenance during the initial start up phase of each market. We selected Nortel Networks to provide the core components of our metropolitan area networks to ensure compatibility across all of our networks. In Germany, we also purchase voice switching equipment from Siemens AG.

Complementary local access technologies

     Although we intend to provide our services over our own fiber optic network in each of our targeted markets, we may use point-to-point wireless technology on a case-by-case basis to complete fiber rings or to provide services to those customers who we may not be able to serve on-net. This complementary strategy provides us with rapid access to buildings and allows us to gain market penetration and take advantage of market opportunities before we have completely constructed our network or to extend the reach of the fiber networks.

     We intend to apply for licenses to provide point-to-multipoint wireless services to supplement our fiber-based network. These licenses for high frequency wireless facilities can be used to provide services that we will use to serve outlying customers to whom it is not economical or technologically feasible to provide fiber cable, to infill our existing network and to serve other areas where customer density or other constraints make installing a fiber network less attractive or economical than providing wireless services. In June 1999, we received from the Autorite de Regulation des Telecommunications (ART) an experimental point-to-multipoint wireless license in Marseille, France. We filed for a permanent point-to-multipoint license for 18 regions in France on January 31, 2000, and, as a result, our experimental authorization in Marseille has been extended through the date that a permanent license is awarded or denied. We expect a decision on the license within approximately six months from January 31, 2000. We do not know the extent of competition for these licenses, and their award will be based on certain objective criteria set forth in the call for tender and, in part, discretionary on the part of the regulatory authority. We may not receive any licenses or licenses for all of the frequencies and locations for which we applied. If we are unable to supplement our network with wireless facilities, we may be unable to serve some areas and customers that will be served by those receiving the licenses.

     In certain cases where existing copper facilities within a customer's premises or a campus business park environment can be used, we also may deploy DSL transmission technology over leased facilities to extend the reach of our local networks. As allowed by regulations, we intend to provide DSL services to an expanded base of customers. DSL offers enhanced performance for small and medium-sized businesses currently accessing the Internet with standard modems or integrated services digital network connections that are too small to economically connect to our fiber optic network. It provides greater speed, reliability and flexibility than standard modem or ISDN connections over copper lines.

High-capacity telecommunications and Internet services

     We offer a wide range of products and services, individually and in bundles.

Basic voice services

     Through our direct connections to customers, our basic fixed wireline voice services cover all outbound calls, including local, national, international and fixed-to-mobile services. We bundle resold long-distance with our local services, and create bundled packages including Internet access. In isolated cases, we may provide indirectly connected voice services available to off-net customers, to allow them to access our long-distance services using a prefix code. Our basic voice services also include calling features, such as call forwarding, call waiting, speed dialing and call line identification. While the growth rate basic voice services is lower than other telecommunications segments, they currently represent the largest segment of telecommunications services in France and Germany.

Enhanced voice service portfolio

     We plan to provide:

     . Virtual private network. VPN utilizes the facilities of a public network but operates as a closed user group, to provide customers with multiple locations the convenience of a private network with the scope and scale of a public network.

     . Unified messaging. Unified messaging allows customers to access fax-mail, voice-mail and e-mail from any location, including the Internet.

     . Personal numbering services. Personal numbering services provide customers with flexibility in directing the location of incoming calls. Customers will receive a number from our number series and calls to this number will be directed by our network to a pre-programmed mobile phone, fixed line or international number.

     . Teleconferencing. Teleconferencing allows three or more parties to be connected and hold a telephone discussion. We may also provide visual presentation, recording and subconferencing.

Data services

     Our MANs allow customers to utilize our high-capacity technology to deliver their data traffic to end-users and carriers at substantially lower costs and higher reliability than the incumbent operators.

     . Dedicated access leased lines. Our local dedicated access and private line services are available for data connections over our own MANs at transmission speeds from 64 kbps to beyond multiples of 2 gigabytes per second on lines ranging from ISDN lines to Stm-16 circuits. We will offer LAN to LAN services and will also consider specific requests for building private or closed-user group networks from private and government authorities.

     . Internet protocol services. We expect to provide a variety of Internet, intranet, and extranet services utilizing Internet protocol
          (IP). We also plan to include a range of flexible high-capacity Internet protocol-based services, which will allow customers with uneven data transmissions capacity needs to pay for transmission on an as-used basis. In such cases, our customers will be charged only for the excess capacity used beyond their monthly flat-rate capacity. We plan to interconnect our IP services with a variety of peering and transit relationships, including aggregating Internet traffic in a Tier one level backbone between France, Germany, the United Kingdom and the U.S.

     . Asynchronous transfer mode (Atm) services. Atm is a recently commercialized technology which allows customers with requirements to move large amounts of data between locations quickly and reliably. We expect to introduce Atm services for multi-site customers, LAN to LAN interconnection, and high-speed Internet access for Internet service providers.

     . DSL. We are developing plans to provide digital subscriber line services, as regulations allow. DSL technology sends high-speed digital signals over a customer's existing copper telephone wires through special modems installed in the customer's premises and the telephone network. We plan to provide DSL to new targeted market segments, generally businesses with less than 35 employees and heavy-user residences.

Internet services

     In addition to pursuing the retail and carrier markets, we are developing Internet-related services. We have acquired two Internet service providers to further our Internet strategy. In March 1999, our French operating company acquired all of the outstanding stock of Acces et Solutions Internet S.A.R.L., an Internet service provider based in Lyon. Our operating company in the United Kingdom acquired all of the outstanding stock of iPcenta (formerly known as Web International Networks Limited), an Internet service provider based in London, in June 1999. We intend to leverage our facilities and operating presence in our markets across France and Germany to facilitate the rapid roll-out of Internet-related services. To accelerate the launch of these services, we have established a separate dedicated Internet division.

     To implement our Internet strategy, we intend to accelerate the upgrade of each of our switch centers in France and Germany to create Internet data centers, including large centers in Paris and Munich (SuperPOPs), and smaller centers in the regional switch centers (MetroPOPs) and, subject to obtaining a waiver from our banks under our credit facility, we intend to install a center in London. We provide space in our switch centers for other carriers and Internet-related providers to locate their equipment. We intend to provide carrier-class quality reliability, powering and security. We intend to progressively provide a range of Internet services through these IDCs, including:

     . Dedicated access. We offer dedicated Internet access at a variety of speeds.

     . Co-location and complex hosting. We offer secure space for customers to locate their Internet equipment, and plan on offering on our own computer servers, a package of services to provide customers with turnkey Internet solutions.

     . Termination service. We plan on offering Internet service providers co-locating in our facility a share of any termination revenue paid by other carriers for incoming calls.

     . Server support. We plan on providing services to support on ongoing maintenance and management of customer's servers.

     . Operating system support and other professional services. We plan on providing value-added services to support customers in the provision of their operating software and other technical professional services.

     . Packaged content. We intend to aggregate packages of bundled content to enable our customers to efficiently access valuable web sites and web-based information.

     . Application services. We plan to provide a host of applications, on a shared basis, for our customers to access certain applications, designed for targeted segments.

     We believe there is significant customer demand among Internet service providers, Internet protocol-based carriers and corporate customers for these services in all of our targeted cities. We intend to roll-out these services in geographic and vertical phases. We plan to have Cisco Systemstm , Microsoft(tm) and UNIX accredited staff on site at these IDCs, 24 hours a day, seven days a week. Our staff will be available to customers on a call-up basis as a function of service level agreements.

Customer segments

     We target three principal customer segments with a variety of existing and planned services. We provide high-quality communications solutions for our customers, based upon their internal and external communications needs, who are:

     . Small-and medium-sized business, government and institutional end-users. Businesses with an average of 35 employees up to 1,000 employees, local governmental entities and institutions such as hospitals and educational establishments.

     . Internet-related providers. Major Internet service providers and other Internet-related companies.

     . Other telecommunications carriers. Long-distance and international carriers and resellers.

Our products and services include:


---------------------------------------------------------------------------------------------------------------------
Customer Segment                 Products and Services
---------------------------------------------------------------------------------------------------------------------
Business, government and
institutional end-users          Voice--local and long-distance:             Inbound
                                                                             Outbound

                                 Internet access:                            Single vendor router
                                                                             Multi vendor router*

                                 Dedicated circuit:                          Intra-city
                                                                             Inter-city*

                                 Internet services:                          Low-end complex hosting
                                                                             e-commerce portal
                                                                             Domain name registration
                                                                             Consulting
                                                                             OS and server support*
                                                                             Application support*

                                 MAN:                                        Case by case
                                 LAN to LAN*

---------------------------------------------------------------------------------------------------------------------
Carriers                         Dedicated circuits
                                 High-end complex hosting and co-location
                                 Call-termination*
---------------------------------------------------------------------------------------------------------------------
Internet-related providers       Inbound call termination:                   Basic
                                                                             Improved*
                                 Dedicated circuits
                                 High-end complex hosting and co-location
                                 OS and server support*
                                 Applications support*
---------------------------------------------------------------------------------------------------------------------

* Development stage

     We believe that telecommunications users broadly will benefit from the suite of services we offer, which is an alternative, high-quality and facilities-based source for a comprehensive range of telecommunications services. We believe there is a market demand for vendor diversity as businesses seek competitive pricing, flexible and responsive service, greater reliability and security and, generally, greater bargaining power.

     We have chosen to focus on business end-users, Internet-related providers, and carriers given our belief that:

     . These segments represent the most profitable portion of the telecommunications market based on their higher usage volumes, high-growth, lack of competitive alternatives and more sophisticated requirements;

     . These segments are capital-efficient to serve, given their concentration within any particular target area; and

     . These segments generally are more receptive to exploring high-quality alternatives to the incumbent carriers.

Business end-users

     Small- and medium-sized businesses are of particular focus to us, given our belief that these companies are less likely to currently benefit, via their existing suppliers, from the price competition and product and service responsiveness that we offer them. We believe such competition is currently focused in the long-distance rather than the local market and for the benefit of multi-national companies rather than small- and medium-sized enterprises. Additionally, we believe that, given the limited number of operators vying for share in the local sector, margins in these sectors will be higher. Further, small- and medium-sized businesses have a particular focus on local services, as local calling constitutes a greater percentage of traffic than of multi-nationals customers.

Government end-users

     We have identified local government authorities as important potential customers in view of their need to obtain advanced technology in linking up all of their municipal offices at competitive prices. Local government authorities, such as social security administrations and tax authorities, depend heavily on local networks to provide their services.

Carriers

     As countries in Europe have begun to liberalize their telecommunications markets, there has been steep growth in the number of pan-European international carriers. Generally, these carriers focus on building international and intercity facilities, while leasing wholesale local circuits from local providers. Historically, in the U.S., this carrier demand for local access was the prime driver for the development of alternative local carriers. We provide carriers with dedicated circuits and co-location services on a wholesale basis.

     In addition, we believe we will be able to terminate French and German in-bound international calls for foreign telecommunications service providers through our interconnections with these carriers. We are also currently in negotiations with operators to terminate their regional and local call traffic into Germany and France.

Internet-related providers

     We believe that the dramatic increase in Internet usage will result in the commensurate growth in Internet-related companies, in access, content provision, e-commerce, advertising, and numerous other segments. These customers have specific sets of needs that we believe we will be able to satisfy. We are developing suites of services to support their requirements, primarily in high-capacity access and value-added services.

Sales, marketing and distribution

Customer acquisition strategy

     We believe that one of our competitive advantages is based on professional direct sales and customer care programs. As a result, to address the retail business end-user segment, our sales force is structured principally on a city-by-city basis.

     We believe that experienced, local sales personnel provide us with:

     .    useful knowledge of local dynamics and the target customer base;

     . established contacts and relationships in the local market, enabling them to pre-sell our products and services prior to our initiating network operation in that market;

     . insight that will allow us to tailor our product and service offerings to specific local customer needs; and

     . enhanced commitment to each market which may facilitate more rapid access to rights-of-way for network construction and direct targeting of customer specific needs.

     Initially, we concentrate our sales and marketing effort on larger customers. Once we secure these customers' business, we direct our sales and marketing activities to focus on capturing smaller customers. As networks are deployed in additional cities, we will expand our focus on national and pan-European customers. To this end, we have already developed national sales and service functions in both France and Germany, which operate alongside the local sales and service functions and which currently sell to the carrier and Internet provider customer segments.

     As of January 31, 2000, we had 121 employees in sales and marketing, representing nearly 37% of our operating employees. Our salespeople come from two primary sources, either directly from other telecom providers or from related industries. As of February 25, 2000, we had 315 orders for 118,549 line equivalents of capacity, of which 137 services were installed and the remainder were pending installation.

Marketing communications

     We believe that a key to effectively implementing our business plan is to create an "umbrella" pan-European identity under the CompleTel trade name. While we believe that name recognition is important to our success and that our brand awareness will become an increasingly important tool, we do not use mass-media to develop brand awareness due to significant cost inefficiencies. Consistent with our focused on-net strategy, we use a targeted marketing approach for on-net prospects, within 500 meters of our network backbone, primarily driven by telemarketing and direct mail activities. We supplement these targeted communications with periodic press communications and event marketing.

Pricing

     Pricing is one of our ways to differentiate ourselves from the incumbent operators and to attract customers, although it is only one of our differentiators alongside consistent, reliable, quality, customer care and superior product range. We plan generally to price our services to our customers at a discount to the incumbent operator, offering combined services discounts to incent customers to buy a portfolio of services, designed to maximize global usage and revenue per customer. The wholesale rates charged to other carriers and Internet-related providers are generally set at the market price or slightly below the market price of the leading facilities-based carriers but we do not anticipate offering a major discount compared to any alternative carrier. On a promotional basis, we may provide discounted installation to facilitate customer migration from the incumbent carriers.

Customer service

     Our goal is to maintain an advantage over our competitors in our target markets by providing superior customer service and care. We believe that providing a high level of customer service is a key element to establishing customer loyalty and attracting new customers. We have dedicated customer service representatives who initiate contact with our customers on a routine basis to ensure customer satisfaction.

     We also believe that technology plays an important role in customer satisfaction. Advanced technological equipment is crucial to enabling the provision of high quality of service to our customers. We have installed sophisticated status-monitoring and diagnostic equipment at our network operations centers allowing us to identify and remedy network problems before they affect customers.

     Our customer care function includes:

     . on-line customer care personnel available 24 hours a day, seven days a week;

     . an integrated data base management system that can immediately access all of a customer's data and allow us to quickly respond to customer inquiries;

     . an integrated billing system capable of being customized for all of our services;

     . the availability of on-line service ordering, order status viewing, billing inquiries and other services to allow customers to manage their services;

     .    access to technical support to resolve problems;

     .    escalation processes to deal with customer concerns;

     . personal relationships with customers based on local and dedicated customer care staff; and

     . a local designated sales account executive to grow and support the customer relationship.

     We offer high-quality, responsive, personalized and customizable services. To our business end-user customers, our customer care is provided on a local basis rather than a national basis to develop customer relationships at the city level and develop responsibility and accountability at the local level. Our local structure is supported by our centralized operations centers in France and Germany, including service provisioning, network supervision and after-hours customer care.

Management information and billing systems

     All of management information systems are centralized in our European Data Center (EDC) located in Paris, France. We believe the importance of implementing a scalable and highly flexible platform of applications with track-records in the European and/or U.S. competitive local exchange market is an important criteria in selecting and integrating a comprehensive management information system. Using consulting firms specializing in information technology and telecommunications, we have assembled, integrated and implemented a system to smoothly and effectively coordinate our key business processes:

     .    prospecting, lead-generation and customer acquisition;
     .    order flow and service provisioning;
     .    network planning and design;
     .    customer care, billing and collection;
     .    account management;
     .    network management and maintenance; and
     .    business financial systems.

     The core of our management information system is anchored in applications supplied by Kenan, a subsidiary of Lucent Technologies, TCSI, Oracle, Nortel Networks and Siemens. All of the applications are operated from our computing center in the European Data Center with localized interfaces, local language and business processes, for each market and country. We also have incorporated a data warehouse within our European Data Center to allow our sales force to monitor customer line usage on a daily basis and detect changes in customer behavior and usage, which allows us to be proactive and identify better product offerings for particular customers.

Competition

Overview

     Competition for the provision of local telecommunications services in Europe is still in the early stages of development. The markets for public, switched telecommunications services in France, Germany and many of the other Western European countries were closed to competition until January 1, 1998. Therefore, legislators, regulators and courts in those countries have limited experience in regulating a pro-competitive telecommunications sector. Historically, no entity other than the incumbent public telecommunications operators had the right to provide public telephone service or networks in those countries.

     Currently, the European Union is actively seeking to stimulate competition among telecommunications providers. European member states are required to end restrictions on the entry of new telecommunications operators and adopt standardized regulations intended to promote competition. We believe that the ongoing liberalization of the European Union telecommunications market will cause more local exchange carriers, including pan-European carriers, to enter the market. Under the new regulatory structure, existing public telecommunications operators may compete in local exchange services markets outside of their home countries, either alone or through existing joint ventures, subject to restrictions on market concentration and anti-competitive mergers and acquisitions.

     In today's regulatory environment, we will compete with both incumbent public telecommunications operators, like France Telecom and Deutsche Telekom, and other local exchange carriers in each market we enter. Based on their historically exclusive market positions, incumbent public telecommunications operators generally have several competitive advantages over new competitors, including:

     .    expansive economic and human resources;
     .    close ties to local and national regulatory authorities;
     .    ubiquitous local and long-distance distribution facilities;
     .    existing rights-of-way;
     .    control of or access to telephone numbers; and
     .    control over local telecommunications connectivity.

     We believe that the principal competitive factors affecting our business will be:

     .    price;
     .    customer service;
     .    network quality;
     .    accurate billing; and
     .    variety of services.

     Our ability to compete effectively will depend upon our ability to maintain high-quality services at competitive prices. Because France, Germany and most of our intended Western European markets, other than the United Kingdom, have only recently liberalized or still are in the process of liberalizing the provision of voice telephony, our target customers in most of these markets are not accustomed to obtaining services from competitors to the incumbent public telecommunications operators and may be reluctant initially to use emerging telecommunications providers.

Incumbent carriers

     We expect that our principal competitors will be the incumbent public telecommunications operators in the markets which we serve:

     .    France Telecom in France, and
     .    Deutsche Telekom in Germany.

     Each market presents a different competitive landscape. In France, France Telecom has invested heavily in upgrading its network and enjoys relatively high approval ratings from its customers. In Germany, we believe that attractive opportunities exist to invest in the development of local exchange infrastructure to provide enhanced services that have not been aggressively pursued by Deutsche Telekom or by other new entrants.

Alternative providers

     We will face competition in France from operators of fiber networks such as MCI WorldCom, COLT and Cegetel, a consortium of Vivendi and British Telecom. We believe that we can effectively compete in France because most current competitors seeking to gain market share from France Telecom are focusing on long-distance service instead of local exchange service and have concentrated their efforts on the competitive high-volume areas in and around Paris, such as the business district of La Defense. In Germany, we face competition from a number of companies, including national carriers such as COLT, VIAG Telekom and ARCOR, along with city utility carriers. Additionally, we face competition from numerous resellers of long-distance and in isolated areas, competition from cable television operators.

     We are deploying our networks in recently liberalized Western European markets and are operating in a fast changing and competitive industry. In the future we expect that we will need to effectively compete against an increasing number of telecommunications service providers who may enter our targeted markets, including among others, a number of publicly traded, European-based providers, such as Jazztel, Versatel and Thus. We believe that we may encounter increasing competition from these companies. We cannot assure you that we will be able to effectively compete with the larger, established telecommunications providers and the other operators in our markets.

Regulation

Overview

     National and local laws and regulations governing the provision of telecommunications services differ significantly among the countries in which we intend to operate. The interpretation and enforcement of such laws and regulations vary and could limit our ability to provide various telecommunications services in different markets. In addition to licenses in France, Germany and the United Kingdom, we also have obtained a license under
Section 214 of the U.S. Communications Act that permits us to terminate calls in the U.S. that originated on our European networks and to transport traffic originating in the U.S. to our networks or through one of our interconnections.

     Deregulation of telecommunications is a relatively new phenomenon in Europe and there is little history to guide competitive entrants. Relationships between European Union member governments and the European Union's central agencies are evolving. The degree to which the European Union telecommunications market will be subject to national or European Union control remains to be seen. Other than the United Kingdom, there is little history in Western Europe to provide guidance to competitive entrants concerning the independence of newly-created regulatory bodies to demonstrate how vigorously or efficiently such bodies will adopt and enforce regulations or rules. Regulatory, judicial, legislative or political considerations may prevent us from offering our services to residents of Western European countries and may adversely affect our business.

European Union

     The European Union consists of the following member states: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom. Other countries are applying for membership as more of Europe adopts the trend to liberalization. The European Union member states are required to implement Directives issued by the European Commission and the European Council by passing national legislation. If a European Union member state fails to effect such directives with national or other appropriate legislation or fails to render the provisions of such directives effective within its territory, the European Commission may take action against the European Union member state to enforce the Directives, including proceedings before the European Court of Justice. Private parties may also bring actions against European Union member states for failures to implement such legislation.

     The European Commission and the European Council have issued a number of key directives establishing basic principles for the liberalization of the European Union telecommunications market. One of the European Union's objectives is to create a free and open market for telecommunications. Although the European Union set January 1, 1998 as the deadline for mandatory liberalization of the provision of voice telephony services throughout the European Union, each European Union Member State had to enact its own laws to implement the European Union's mandate through its own processes. Not every European Union Member State has enacted laws that implement the directives within the time frame set by the European Union or in a way that complies or will comply with the intent and spirit of the directives. Further, there can be no assurance that all European Union Member States will enact laws which fully comply with the intent and spirit of the directives. Greece, Portugal, Ireland, Spain and

Luxembourg have been granted additional implementation periods. Each Member State is required to make the minimum changes necessary to comply with the European Union Directives, but the actual method or form of implementation of European Union directives varies from country to country. Also, the European Commission has initiated legal action against Belgium, Denmark, Germany, Greece, Italy, Luxembourg and Portugal for not implementing the directive on full voice telephony competition adequately.

     In 1990, the "Services Directive" required Member States to abolish all exclusive and special rights for the provision of all telecommunication services other than for public switched voice telephone service and public telecommunications networks. Since that first phase of activity, further legislative initiatives have been designed to provide full liberalization of the telecommunications sector, including notably the adoption of:

     . The revised Open Network Provision Directive, which Member States were required to implement by June 30, 1998, aims to ensure the availability of quality public telephone services and to define the services to which all users should have access in the context of universal service at an affordable price.

     . The Full Competition Directive, which required Member States to abolish exclusive and special rights for the provision of public voice telephone services and to allow the provision of public telecommunications networks by January 1, 1998. The Full Competition Directive also abolished special and exclusive rights regarding the self-provision of infrastructure, the use of infrastructure operated by third parties and the use of shared infrastructure for the provision of services other than public voice telephony.

     . The Licensing Directive, which established a common framework for general authorizations and individual licenses in the field of telecommunication services. The Licensing Directive is intended to allow telecommunications operators to benefit from an European Union-wide market for telecommunications and establish a common framework for national authorization regimes and seeks to facilitate cross-border networks and services.

     . The Interconnection Directive, which mandates that each Member State ensure that the historical public telecommunications operators and operators with significant market power:

     . provide interconnection to other operators under terms and conditions that are cost-oriented, non-discriminatory, objective and transparent;

     . publish by July 1, 1997, their "unbundled" interconnection terms and conditions;

     . negotiate access agreements and specific terms of interconnection, subject to the intervention of the member state's regulatory authority in case of a breakdown in the negotiations; and

     .    adopt transparent accounting methods for each cost component.

     Member States are also required to adopt a quick, cheap and effective procedure to solve interconnection disputes in order to prevent the historical operator from maintaining its dominant position through litigation and other delaying tactics. The Interconnection Directive is expected to be amended to provide for carrier pre-selection in the fixed market, enabling subscribers to choose an alternative carrier to convey their long-distance calls, with the possibility of overriding their choice on a call-by-call basis. In addition, the Interconnection Directive requires number portability in the fixed and mobile markets, enabling subscribers, while remaining at a specific location, to retain their telephone number despite switching network operators. Number portability for all subscribers on public fixed networks was required by January 1, 2000. Carrier pre-selection was required for public fixed networks by January 1, 2000, by operators with significant market power. Member States may also decide to apply this requirement to other operators, as has been the case in the United Kingdom.

France

     In July 1996, France enacted legislation amending the French Code des Postes et Telecommunications, abolishing France Telecom's legal monopoly and providing for the immediate liberalization of all telecommunications activities in France, but maintaining a partial exception for the provision of voice telephony to the public on fixed wireline. Such voice telephony was fully liberalized "including carrier pre-selection" on January 1, 1998. French law allows market participants to build and operate public voice telecommunications networks or offer services following receipt of the required license. Interconnection is available as a matter of right to all licensed operators.

     Licenses are granted by the Secretaire d'Etat a l'Industrie, the "Telecommunications Ministry", in charge of telecommunications upon recommendation of ART, an independent regulatory authority. ART has broad rule-making and adjudicatory powers and is administratively independent from the Telecommunications Ministry. Among other things, ART has the power to approve interconnection rates of operators deemed dominant in the market place, arbitrate interconnection disputes and to exercise oversight powers and punish regulatory infractions through suspensions or revocations of licenses or through fines based on a percentage of the violator's revenues.

     On December 13, 1998, the Minister of Telecommunications, pursuant to ART's recommendation, awarded our French operating subsidiary a fixed wireline license and a service license for network deployment in four regions and six cities and the provision of services in four regions and six departments in France that we intend to serve. The term of these licenses is 15 years from December 13, 1998. Under French law, these licenses entitle us, among other things, to obtain rights-of-way to establish network infrastructure along public roads, to obtain easements on private property and to obtain certain rights on public domain property other than roads. We have not yet obtained a license for our planned development in Amiens.

     We also received a point-to-multipoint wireless authorization for our planned local loop in Marseille in June 1999. Point-to-multipoint authorizations are currently available in France only on a limited and experimental basis. We filed for a permanent point-to-multipoint license on January 31, 2000 and, as a result, our experimental authorization has been extended until a decision is made to award or deny our application for permanent license. We expect that the decision to grant the license will be made within six months of January 31, 2000.

     On December 18, 1998, we entered into an interconnection agreement with France Telecom. France is one of the European Union Member states that differentiates between interconnection for public telecommunications network operators and for voice telephony service providers. The published interconnection tariffs of France Telecom, which are approved annually by ART, provide substantially more favorable interconnection terms for public telecommunications network operators than for voice telephony service providers that use third-party operators' transmission facilities.

     As a public network operator and service provider in France and pursuant to our license, we must provide, among other things, non-discriminatory treatment of customers and we must accept reasonable requests for interconnection from other operators of networks open to the public and from voice telephony and mobile telephony providers. In addition, we are required to notify ART of interconnection agreements and to make contributions to finance universal service by paying supplementary charges for interconnection to France Telecom, as well as making payments to a universal service fund based on our volume of activity. The amounts of universal service contributions are set annually by the French Telecommunications Ministry as proposed by ART. In addition, we are required to spend 5% of our net capital investments and property equipment expenditures in the preceding fiscal year to support research and development in France.

     In France, unbundling of the local loop is an issue which has still to be settled. In April 1999, ART started a public consultation on the issue of unbundling the local loop and requested comment on five possible options: access to the copper wires; access to a permanent virtual circuit; access to capacity; resale of local traffic; and resale of subscriptions. The results of the comment period were published in October 1999. Although the issue has not been settled as of the date of this prospectus, ART could request that unbundling solutions be rapidly implemented concerning access to France Telecom's ADSL lines.

Germany

     The German Telecommunications Act of July 25, 1996, ended the legal monopoly of Deutsche Telekom AG for the provision of voice telephony and public telecommunications networks, and immediately liberalized all telecommunications activities in Germany, but postponed effective liberalization of voice telephony until January 1, 1998. Since January 1, 1998 the German telecommunications market has been completely open to competition and a new regulatory authority, the Regulierungsbehorde fur Telekommunikation und Post (RegTP), has been installed.

     Under the German regulatory scheme, RegTP grants licenses in four license classes. A license is required for operation of transmission lines that extend beyond the limits of a property and that are used to provide telecommunications services for the general public. This infrastructure license is divided into 3 classes: mobile radio license (class 1); satellite license (class 2); and general infrastructure license, covering all telecommunications services for the public which are not covered by the mobile radio license or satellite license (class 3). In addition to the infrastructure licenses, a license is required for operation of voice telephony services based on self-operated telecommunications networks (class 4). A class 4 license does not include the right to operate transmission lines and a class 3 license does not include the right to provide voice telephony services. Licensees under class 1, 2 and 3 have the right to install transmission lines on, in and above public trafficways such as public roads, squares, bridges and public waterways without payment; however, when installing transmission lines permission must be obtained from the relevant authorities. In general, this permission cannot be refused.

     In March of 1999, our German operating subsidiary, CompleTel GmbH was granted, class 3 and class 4 licenses for three markets in Germany, including our initial target market, which were subsequently amended as of July 1999 and as of January 2000, to include among others, our additional markets. The licenses are of unlimited duration. We have not yet obtained licenses for our planned development in Hamburg, Mannheim and Stuttgart.

     We entered into an interconnect agreement with Deutsche Telekom in May 1999, which was amended in December 1999 and in January 2000. A company that operates a public telecommunications network has the right to receive favorable interconnection rates from Deutsche Telekom, the former incumbent public telecommunications operator. Deutsche Telekom filed a request with RegTP to offer more favorable interconnection rates to competitors that maintain a higher number of interconnection points with Deutsche Telekom's network and less favorable interconnection rates to competitors that maintain a smaller number of interconnection points which would have effected the operation of smaller networks in terms of interconnection pricing. For the time being, RegTP has rejected the request. A telecommunications provider that does not agree with the offered rates or is refused interconnection by Deutsche Telekom can take the case to RegTP who may order interconnection at specific rates. To date, interconnection has been the source of major dispute between Deutsche Telekom and its competitors. Several complaints currently pending before RegTP and German courts concern the content of the standard interconnection offer of Deutsche Telekom. Although RegTP has established standard interconnection rates, Deutsche Telekom and some of its major competitors have been unable to reach agreement on other aspects of interconnection such as rates for unbundled local loops. Rates for unbundled access to the customer line have been considered and rates have been set by RegTP which Deutsche Telekom's competitors generally regard as too high and anti-competitive. Other pending disputes concern the costs of billing services provided by Deutsche Telekom to other carriers and rates for direct access to the end-user lines of Deutsche Telekom.

United Kingdom

     The Telecommunications Act of 1984 provides a licensing and regulatory framework for the telecommunications activities in the United Kingdom. The Secretary of State for Trade and Industry at the Department of Trade and Industry (DTI), is responsible for granting licenses and for overseeing telecommunications policy, while the Director General of Telecommunications, the "Director General", is responsible for enforcing the terms of such licenses.

     Individual licenses are granted for the construction and operation of public networks, and class (or general) licenses are granted for systems comprising equipment at a single site, self-provided non-public networks, or limited public networks. On January 11, 1999, the DTI granted our operating subsidiary in the United Kingdom, CompleTel UK Limited, an individual license to operate fixed public telecommunications systems of any kind in the United Kingdom (a PTO license). The PTO license will also license the operation of international facilities. We currently do not plan to operate under the PTO license but we have been advised that this does not constitute ground, which by itself, would result in a right to revoke the PTO license. To provide international services in the United Kingdom, we have also obtained an International Simple Voice Resale License. To provide international facilities, we do not need a separate license as under the terms of a bill presently before Parliament the PTO license also will license the operation of international facilities. However, we also plan to provide some services under the Telecommunications Services License, a class license that allows us to provide a number of services other than those requiring individual licenses.

     These licenses impose certain requirements on us, including but not limited to the requirements that we provide end-users and other network operators with reasonable and non-discriminatory access to our system. Licenses may also limit the type of services that may be operated over the license system and the way in which these can be provided in order to facilitate the open competitive environment.

     The focus of deregulation in the United Kingdom has been to encourage new entrants to build competitive networks. Until recently, only network providers had the right to require interconnection with British Telecommunications plc ("BT") above the level of the network termination point and to obtain favorable wholesale interconnection rates. A recent interconnection regulation allows several other categories of operators and service providers to obtain interconnection on favorable terms from BT and other operators designated as having market power in a defined market. CompleTel UK Limited has provisionally been granted favorable interconnection terms, but this right will lapse and a further application for favorable terms will be required if it does not commence operations under its PTO license in the first half of 2000. All interconnecting operators within the designated categories are required to offer interconnection to similarly situated operators and providers. At present, competitors to BT generally cannot obtain unbundled access to the local loops, but this is subject to review and consultation which is likely to result in mandatory unbundling by BT. In this way, network providers have historically been favored over services providers.

     The regulatory authorities in the United Kingdom are in the process of revising the regulatory framework to meet the detailed requirements of the various European Union telecommunications directives. Initially, we expect these changes to enhance the competitive position of resellers and other service providers by lowering their costs of access to the BT network. The telecommunications regulator, Oftel, oversees competition in the telecommunications market. Number portability must be provided by public telecommunications operators at the request of other operators. From January 1, 2000, operators will be required to offer number portability at the customer's request for a nominal charge. Also, carrier preselection over BT's network will be required for national or international calls by late 2000, and for all local, national and international calls as of 2001.

Employees

     As of January 31, 2000, we had 421 employees, of which 11 are employees of CableTel Management and the remainder of CompleTel Europe and its subsidiaries. We believe that our future success will depend on our ability to attract and retain highly skilled, qualified and experienced employees. Our employees are not covered by any collective bargaining agreement. We believe that we enjoy good relationships with our employees.

Item 2.  Properties

     Our European headquarters are located in Paris, France. We also have sales offices in each of our markets. Our sales offices, switch and IDC sites, as well as our operations and service centers, are located in leased facilities. We are in the process of purchasing our facilities in Toulouse, France.

     Our material properties currently under lease include our switch sites, as follows:

     Location                  Size (sq. meters)          Lease Expiration Date
     --------                  -----------------          ---------------------

     France:
        Grenoble                      637                 July 2011
        Marseille                   1,789                 February 2011
        Nanterre/Paris              2,638                 November 2010
        Lille                         684                 May 2011
        Lyon                          734                 October 2010
        Nice                          625                 November 2011
        Toulouse                      640                 Own facilities

     Germany:
        Essen                       3,028                 September 2004
        Berlin                      2,795                 November 2009
        Munich                      3,958                 July 2004
        Nuremberg                   1,800                 December 2004

     We believe that our leased facilities are adequate to meet our current needs and that additional facilities are currently available to meet our development and expansion needs in existing and projected target markets.

Item 3.  Legal Proceedings

     We are not party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders during the quarter ended December 31, 1999:

     By written consent dated October 4, 1999 of the holders of a majority of units entitled to vote, the members authorized the issuance of an aggregate of 250 common units to two members of the board of managers for aggregate consideration of $250.

     By written consent dated October 26, 1999 of the holders of a majority of units entitled to vote, the members authorized the execution of a mandate letter for a credit agreement with Goldman Sachs International and Paribas as co-arrangers.

     By written consent dated November 23, 1999 of the holders of a majority of units entitled to vote, the members authorized the issuance by the Company of 18,320 preferred units for aggregate consideration of $42.136 million and related transactions.

     By written consent dated December 17, 1999 of the holders of a majority of units entitled to vote, the members authorized the execution by CompleTel Europe N.V. and its subsidiaries of a ?265 million credit facility agreement with Goldman Sachs International and Paribas as co-arrangers and related transactions.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     There is no trading market for our common equity.

     The Company has during the 1999 calendar year made the following sales of unregistered securities pursuant to Section 4(2) of the Securities Act of 1933:

     . January 1999, 159 common units for $159 aggregate consideration to an employee of an indirect subsidiary;

     . April 1999, 80 common units for $80 aggregate consideration to an employee of an indirect subsidiary;

     . May 1999, 737 common units for $737 aggregate consideration to four employees of an indirect subsidiary;

     . June 1999, 100 common units for $100 aggregate consideration to an employee of an indirect subsidiary;

     . July 1999, 50 common units for $50 aggregate consideration to an employee of an indirect subsidiary;

     . August 1999, 50 common units for $50 aggregate consideration to an employee of an indirect subsidiary;

     . September 1999, 79 common units for $79 aggregate consideration to an employee of an indirect subsidiary;

     . October 1999, 468 common units for $468 aggregate consideration to two members of the Company's board of managers and two employees of an indirect subsidiary; and

     . November 1999, 987 common units for $987 aggregate consideration to eight employees of an indirect subsidiary and 18,320 preferred units for aggregate consideration of $42.136 million to 17 sophisticated investors.

Item 6.  Selected Financial Data

          The following selected consolidated financial data have been derived from the audited consolidated financial statements included elsewhere in this report which have been prepared in accordance with accounting principles generally accepted in the U.S. The selected consolidated financial data set forth below are qualified by reference to, and should be read in conjunction with, the audited consolidated financial statements and notes thereto and also with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                                 Commencement
                                                                                                 of Operations
                                                                                               (January 8, 1998)
                                                                              Year Ended              to
                                                                          December 31, 1999    December 31, 1998
                                                                          -----------------    -----------------
                                                                         (In thousands, except per share amounts)

Statement of operations data:
Revenues ....................................................                    $   2,985            $      --
Network costs ...............................................                        2,407                   --
Selling, general and administrative expenses ................                       38,478                8,044
Depreciation and amortization ...............................                        4,534                   59
                                                                               -----------          -----------
Operating loss ..............................................                      (42,434)              (8,103)
Other income (expense) ......................................                       (9,411)                  11
                                                                               -----------          -----------


Net loss before minority interest ...........................                      (51,845)              (8,092)
Minority interest in loss of consolidated subsidiaries                               3,501                   --
                                                                                  --------              -------
Net loss ....................................................                    $ (48,344)           $  (8,092)
                                                                                ==========          ===========

                                                                               As of                As of
                                                                          December 31, 1999    December 31, 1998
                                                                          -----------------    -----------------
                                                                                        (in thousands)
Balance sheet data:
Cash and cash equivalents ...................................                    $  60,469            $   3,744
Property and equipment, net .................................                    $  92,872            $   3,441
Total assets ................................................                    $ 182,097            $  10,042
Long term debt ..............................................                    $  79,922            $      --
Total member's equity (deficit) ......................                           $ (64,360)           $  (8,418)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with the "Selected Consolidated Financial Data" and our audited consolidated financial statements and the related notes thereto which are included elsewhere in this prospectus. Such "Selected Consolidated Financial Data" and the audited consolidated financial statements have been prepared using accounting principles generally accepted in the U.S.

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include statements concerning our plans, objectives and future economic prospects, expectations, beliefs, anticipated events or trends and similar expressions about matters that are not historical facts. These forward-looking statements involve both known and unanticipated risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with the forward-looking statements. These factors include our ability to continually adapt to technological change, our ability to obtain necessary equipment, the successful deployment of our networks and our ability to develop wireless transmission systems. They also include our ability to manage the rapid expansion of our business. These forward-looking statements apply only as of the time of this report and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events or circumstances on which these forward-looking statements are based.


Introduction

     We are a rapidly growing CLEC operating in France and Germany. We offer traditional fixed wireline retail business telecommunications services to our directly connected on-net customers and sell wholesale services to other carriers. We also have established an Internet division to offer a full range of Internet-related services through Internet data centers we are establishing in France, Germany and the United Kingdom.

     We currently report all of our historical financial results in U.S. dollars as our functional currency. We have adopted the euro as our functional currency effective January 1, 2000, as the principal economic environment in which we earn revenue and incur expenses has become significantly tied to euro currency environments, such as France and Germany.

Significant milestones

     . Between May 1998 and January 1999, Madison Dearborn Partners, Inc. and LPL Investment Group Inc., our founders, other directors and other individual investors, contributed a total of $65.8 million to CompleTel LLC for our initial financing.

     . In December 1998, CompleTel SAS was awarded licenses to operate telecommunications facilities and provide services in selected regions in France.

     . In February 1999, CompleTel Europe closed a units offering in which we issued senior discount notes and CompleTel Holdings LLC issued class B interests representing a 7% ownership interest in our then outstanding share capital. Net proceeds to us totaled $72.6 million.

     . In March 1999, CompleTel GmbH was awarded licenses to operate telecommunications facilities and provide services in selected regions in Germany.

     . In March 1999, CompleTel SAS acquired all of the outstanding capital stock of Acces et Solutions Internet S.A.R.L., a Lyon-based Internet service provider for $2.1 million in cash.

     . In April 1999, CompleTel Europe and its subsidiaries received a $90 million credit facility commitment from Paribas and Nortel Networks.

     . In June 1999, CompleTel SAS launched commercial services in France and obtained an experimental authorization for point-to-multipoint in Marseille.

     . In June 1999, CompleTel UK Limited acquired all of the outstanding capital stock of Web International Networks Limited (now iPcenta), a London-based Internet service provider for approximately $365,000 in cash plus approximately $240,000 in contingent earnout payments.

     . In July 1999, CompleTel GmbH received an extension of the markets for its German licenses.

     . In October 1999, CompleTel Europe and its subsidiaries received a commitment from Goldman Sachs International and Paribas, as co-arrangers for syndicated bank financing in the form of a Euro 265 million senior secured credit facility. The commitment terminated, superseded and replaced, without penalty, the commitment from Paribas and Nortel Networks.

     .    In November 1999, CompleTel GmbH launched commercial operations in
          Germany.

     . In the fourth quarter of 1999, CompleTel LLC received additional equity contributions from its initial private equity investors, directors and management, and from a new private equity investor, Meritage Investment Partners, totaling $42.1 million, which CompleTel LLC immediately contributed to CompleTel Europe and its operating subsidiaries.

     . In January 2000, CompleTel Europe and its subsidiaries executed the Euro 265 million senior secured credit facility. To date, no draws have been made under this facility.

Results of operations

     We have generated operating losses and negative cash flow from our operating activities to date. As a result of our operating history, prospective investors have limited operating and financial data about us upon which to base an evaluation of our performance.

Revenues

     We generated our first revenues in the quarter ended June 30, 1999. For the year ended December 31, 1999, revenues totaled $3.0 million. Since January 1998, we have developed and refined our business plans, procured regulatory and governmental authorizations for our initial 11 markets, raised capital, hired management and other key personnel, designed, developed and begun installing our fiber optic metropolitan area networks and operation support systems, obtained senior financing commitments and negotiated equipment and facilities agreements.

Operating expenses

     Our primary operating expenses through December 1999 consisted of network costs, selling, general and administrative expenses, including start-up costs, management fees to affiliate, and depreciation and amortization expenses.

Network costs

     Network costs for the year ended December 31, 1999 totaled $2.4 million. We did not incur network costs in the similar 1998 period. We expect these costs will increase as we expand our networks and services. Our network costs include costs such as interconnection costs, the cost of leasing high capacity digital lines that interconnect our network with the networks of other providers, the cost of leasing local loop lines that connect our customers to our network, and switch site rent, operating and maintenance costs. We also lease dark fiber and conduit to establish and augment our networks in certain markets.

Selling, general and administrative expenses

     Our selling, general and administrative expenses include selling and marketing costs, customer care, billing, corporate administration, salaries and other personnel costs and legal fees. For the year ended December 31, 1999, selling, general and administrative expenses totaled $38.5 million compared to $8.0 million for the comparable period in 1998. This increase was primarily due to the rapid growth of personnel costs since commencement of operations.

     We are assembling a large, locally based, direct sales force in our local and regional markets and a national account team to service multiple location customers and key account executives. We are supplementing our direct sales force with commissioned indirect sales agents. To attract and retain a highly qualified sales force, we offer our sales and customer-care personnel a highly competitive compensation package. The number of employees increased from 45 as of December 31, 1998 to 385 as of December 31, 1999. On December 31, 1999, we had a sales force of 108 (including managers and administrators), compared to one on December 31, 1998. We expect the number of sales and marketing personnel to continue to grow and our selling, general and administrative costs to increase as we develop and expand our operations.

     We anticipate incurring amortization of stock-based compensation expense of approximately $1.4 million under our stock option plan for the three months ended March 31, 2000. This amount is based on deferred compensation expense recorded as of December 31, 1999 totaling approximately $26.5 million.

     We also anticipate incurring additional stock-based compensation expense of approximately $38.2 million upon completion of our initial public offering ("IPO" ) due to the resulting anticipated vesting of certain CompleTel LLC performance vesting units held by certain of our employees in connection with what is anticipated to be a qualified public offering. This compensation expense is based on an assumed IPO price of Euro 16.50 ($15.91)per share. For each $1 increase in the anticipated IPO price per share, additional compensation expense of approximately $7.2 million will be recorded. In addition, based upon our value as indicated in the IPO, we will record compensation expense and deferred compensation of approximately $18.5 million and $57.9 million, respectively, for performance vesting units that will not vest as a result of the IPO but which may vest upon a qualified sale by Madison Dearborn Partners or in May 2005 based on a deemed vesting date. The additional deferred compensation will be amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if not prior due to a qualified sale by Madison Dearborn Partners). The recorded amount of compensation expense and deferred compensation for these awards will be adjusted at each reporting date to reflect management's estimate of the number of such units that will ultimately vest and the fair market value of those units as of the end of the reporting period based on the then current market value of ordinary shares assuming the successful completion of our anticipated IPO.

Depreciation and amortization

     For the year ended December 31, 1999, we recorded depreciation and amortization expense of $4.5 million, compared to $59,000 for the similar period in 1998. This increase is due to increases in network and non-network related property and equipment. We started recording network depreciation during the quarter ended June 30, 1999 when we initiated network services.

Other income and expense

     We incurred interest expense, net of $1.4 million of capitalized interest, of $8.2 million during the year ended December 31, 1999. The interest expense recorded reflects the accretion of the notes and the amortization of deferred financing costs. We capitalize a portion of our interest costs as part of the construction cost of our networks, in accordance with Statement of Financial Accounting Standards No. 34 "Capitalization of Interest Costs" ("SFAS 34" ). Interest income for the same period was $2.6 million, which resulted from the investment of the proceeds from the high-yield notes and the investment of the available cash from the equity contributions. We did not recognize any significant amounts of interest expense or interest income during 1998.

     In addition to the above expenses, some of our employees have purchased common units of CompleTel LLC for which CompleTel LLC incurs non-cash compensation charges. For accounting purposes, we record such non-cash compensation charges as a deemed capital contribution with an offsetting entry to deferred compensation. Deferred compensation is amortized to expense over the vesting period of the common units.

Foreign exchange rates

     We are exposed to changes in currency exchange rates because our revenues, costs, assets and liabilities are, for the most part, denominated in local currencies. As a result, our financial condition and results of operations, as reported in dollars as our functional currency through December 31, 1999, may be affected by changes in the value of the local currencies in which we transact business. The notes which we issued in February 1999 also expose us to exchange rate fluctuations as the payment of principal and interest on the notes will be made in U.S. dollars, and a substantial portion of our future cash flow used to service these payments will be denominated in local currencies, including the euro. While we intend to take steps to minimize exchange rate risks, we cannot assure you that we will not be materially adversely affected by variations in currency exchange rates.

     We adopted the euro as our functional currency effective January 1, 2000.

Net loss

     Our net loss during the year ended December 31, 1999 and the period from commencement of operations (January 8, 1998) to December 31, 1998 was $48.3 million and $8.1 million, respectively. The increase was primarily the result of substantial start-up costs of the operating subsidiaries, primarily our French subsidiary.

Adjusted EBITDA

     Since the commencement of our operations, we have experienced significant operating losses and negative Adjusted EBITDA, as set forth below. We expect to continue to generate significant operating losses and negative Adjusted EBITDA in each of our markets as we develop, construct and expand our business, until we have established a sufficient revenue-generating customer base in each market.

     We expect to experience increasing consolidated operating losses and negative cash flows from operations as we expand our operations and enter new markets, even if and after we have achieved positive cash flow from operations in our initial markets. The following table summarizes our Adjusted EBITDA calculation for the periods indicated (amounts in thousands of U.S. Dollars).

                                                                      Commencement
                                                                     of Operations
                                                                   (January 8, 1998)
                                                  Year Ended               to
                                               December 31, 1999   December 31, 1998
                                               -----------------   -----------------

Net Loss ................................               $(48,344)           $ (8,092)
Interest expense (net of interest income)                  5,790                 (11)
Income taxes ............................                     --                  --
Depreciation and amortization ...........                  4,534                  59
Non-cash compensation expense ...........                    675                 191
Other expense ...........................                  3,621                  --
                                                      ----------          ----------
Adjusted EBITDA .........................               $(33,724)           $ (7,853)
                                                      ==========          ==========

     In view of our highly leveraged capital structure, we consider Adjusted EBITDA to be an important performance measure. Adjusted EBITDA consists of net earnings (loss) before interest expense, interest income, income taxes, non-cash compensation expense, depreciation and amortization and other non-cash charges, including foreign currency exchange rate gains and losses. Conceptually, Adjusted EBITDA measures the amount of income generated each period that could be used to service debt, because it is independent of the actual leverage employed by the business; but Adjusted EBITDA ignores funds needed for capital expenditures, income taxes and expansion. Some investment analysts track the relationship of Adjusted EBITDA to total debt as one measure of financial strength. However, Adjusted EBITDA does not represent cash provided or used by operating activities and you should not consider Adjusted EBITDA in isolation or as a substitute for measures of performance prepared in accordance with U.S. generally accepted accounting principles.

     You also should be aware that Adjusted EBITDA may differ significantly from cash flows from operating activities as reflected in a statement of cash flows prepared in accordance with U.S. generally accepted accounting principles. Cash from operating activities is net of interest and taxes paid and is a more comprehensive determination of periodic income on a cash, rather than accrual, basis and is exclusive of non-cash items of income and expenses such as depreciation and amortization. In contrast, Adjusted EBITDA is derived from accrual basis income and is not adjusted for changes in working capital. Consequently, Adjusted EBITDA is not affected by the timing of receivable collections or when accrued expenses are paid. We are not aware of any uniform standards for determining Adjusted EBITDA. Presentations of Adjusted EBITDA may not be calculated consistently by different companies in the same or similar businesses. As a result, our reported Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

Statements of Cash Flows

     We had cash and cash equivalents of $60.5 million as of December 31, 1999, an increase of $56.8 million from $3.7 million as of December 31, 1998. Details of the change in cash and cash equivalents are set forth in the table below.

                                                                              Commencement
                                                                              of Operations
                                                                            (January 8, 1998)
                                                           Year Ended               to
                                                        December 31, 1999   December 31, 1998
                                                        -----------------   -----------------
Cash flows from operating activities ...........                $ (33,280)          $  (3,944)
Cash flows from investing activities ...........                  (73,131)             (4,435)
Cash flows from financing activities ...........                  163,675              12,283
Effect of exchange rates on cash ...............                     (539)               (160)
                                                                ---------           ---------
Net increase in cash and cash equivalents ......                   56,725               3,744
Cash and cash equivalents at beginning of period                    3,744                  --
                                                                ---------           ---------
Cash and cash equivalents at end of period .....                $  60,469           $   3,744
                                                                =========           =========

Cash flows from operating activities

     During the year ended December 31, 1999, we used $33.3 million in operating activities, a $29.4 million decrease from the $3.9 million generated from operating activities for the similar period in 1998. This decrease was primarily related to the substantial organization and start-up costs incurred during the development of our networks. Our development efforts increased significantly in the fourth quarter of 1998 and during 1999 upon our receipt of services licenses in France and Germany.

Cash flows from investing activities

     We used approximately $73.1 million of cash in investing activities during the year ended December 31, 1999, compared to a use of $4.4 million for the similar period in 1998. The increase was due to increased capital expenditures primarily related to our network development and office facilities and equipment. Additionally, during the year ended December 31, 1999, we used $2.1 million and $0.4 million in cash to acquire all of the outstanding capital stock of Acces et Solutions Internet S.A.R.L. and Web International Networks Limited, now iPcenta, respectively.

Cash flows from financing activities

     We had approximately $163.7 million of cash flows from financing activities during the year ended December 31, 1999, compared to $12.3 million for the similar period in 1998. The increase resulted in part from increased cash contributions to CompleTel LLC, which totaled approximately $104.7 million for the year ended December 31, 1999, compared to $1.5 million for the similar period in 1998. Additionally, in April 1999, CompleTel Europe N.V. received from escrow the net proceeds from its units offering totaling approximately $73.2 million.

Liquidity and capital resources

     The telecommunications business is capital intensive. Since January 1998, and for the foreseeable future, we have needed and will continue to need large amounts of capital to fund capital expenditures, working capital, debt service, and to fund operating losses. As of December 31, 1999, we had $60.5 million of cash and short-term investments and net working capital of $24.3 million.

     Since January 1998, CompleTel LLC has received $107.9 million in private equity contributions of which $59.5 million was contributed to our French operating subsidiary, $40.0 million was contributed to our German operating subsidiary, $2.1 million was contributed to CompleTel Europe and the remainder was retained by CompleTel LLC for start-up expenditures on behalf of CompleTel Europe and its subsidiaries.

     In February 1999, CompleTel Europe and CompleTel Holdings LLC completed a units offering consisting of senior discount notes and class B interests in CompleTel Holdings LLC resulting in gross proceeds in respect of the units of approximately $75.0 million, of which $70.5 million was allocated to the notes, which represents a substantial discount from the $147.5 million aggregate stated principal amount at maturity of the notes. The remaining $4.5 million was allocated to the class B interests of CompleTel Holdings LLC. Cash interest will not accrue on the notes prior to February 15, 2004. At that date, the principal amount of the notes will have increased to the $147.5 million stated principal amount at an effective annual interest rate of 15.1%. The $77 million increase in principal amount plus amortization of deferred financing costs will be charged to interest expense. Commencing February 15, 2004, cash interest on the notes will accrue at 14% per annum and will be payable in cash on August 15 and February 15 of each year. The notes mature on February 16, 2009. The note indenture contains restrictive covenants, including among others, limitations on CompleTel Europe's ability and that of its restricted subsidiaries to: borrow additional money, pay dividends and make other distributions, make investments, and sell assets and engage in mergers and consolidations. For the sole purpose of complying with Dutch banking laws, CompleTel LLC has guaranteed the notes on a senior unsecured basis. Because we are a holding company with no operations other than those of our subsidiaries, it is unlikely we would be able to satisfy the obligations under the guaranty if CompleTel Europe is unable to satisfy its obligations on the notes.

     In January 2000, CompleTel Europe and its subsidiaries, executed an agreement for a Euro 265 million senior secured credit facility with Goldman Sachs International and Paribas as co-arrangers of the facility. The funds will be available initially to subsidiaries of CompleTel Europe, including CompleTel Services S.A.S., CompleTel S.A.S., and CompleTel GmbH, in two tranches, including a euro term facility available until December 31, 2000, in the aggregate amount of Euro 105 million and a euro revolving loan facility available until December 31, 2002, in the aggregate amount of Euro 160 million. The Euro 160 million tranche will become available after May 31, 2000, if the euro term facility is fully drawn and other specified conditions are satisfied. Following December 31, 2002, up to Euro 141 million of the outstanding advances under the euro revolving loan facility will be converted into a term loan, and any other outstanding advances will become part of a Euro 19 million working capital facility. As of the date of this prospectus, there were no borrowings outstanding under the facility.

     The funds available under the facility are to be used substantially to deploy networks in France and Germany. Advances under the facility cannot exceed certain limits that increase with time, and are subject to other conditions, including that our subsidiaries must be operational in designated cities in France and Germany, and satisfy a debt to capital test. In addition, the facility includes various financial and other covenants and restrictions that limit our ability to pay dividends, dispose of assets, and effect merger and consolidation transactions. The facility also limits the use of proceeds of an initial public offering, other equity investments, or a high yield issue as it provides that any such proceeds be held as cash equivalent investments or used to develop our telecommunications business in France and Germany.

     The rate of interest will be variable based on EURIBOR, plus a margin of up to 3.75% per annum for the term loan facility or 3.00% per annum for the revolving loan facility that will be determined based on a senior debt leverage ratio test, and costs. Upon an event of default, all advances will accelerate and become immediately due and payable and the undrawn portion of the facilities will be cancelled and the commitments of the banks reduced to zero.

     The facility is secured by the assets of CompleTel Europe and its subsidiaries and the stock in certain of its subsidiaries. CompleTel Europe also has guaranteed the payments under the facility and have agreed to indemnify the banks against certain losses.

     Based on our current plan, we will satisfy our aggregate capital requirements to fund the deployment of our business plan through December 31, 2001, with the remaining funds we have already raised, funds available to us under our Euro 265 million senior secured credit facility, the proceeds from CompleTel Europe N.V.'s initial public offering (approximately Euro 450.6 million) and additional funds that it intends to raise in the future through other sources of debt and/or equity financing. Concurrently with CompleTel Europe N.V.'s initial public offering, CompleTel Europe N.V. is offering Eruo 300 million principal amount of senior notes due 2010. The closing of the notes offering is conditioned on the closing of CompleTel Europe N.V.'s initial public offering. CompleTel Europe cannot be certain that it will be successful in obtaining additional financing.

Capital expenditures

     During the year ended December 31, 1999 and the period from commencement of operations (January 8, 1998) through December 31, 1998, we made capital expenditures of $101.8 million and $4.4 million, respectively, for property and equipment necessary to deploy networks in our initial markets. We also used capital during these periods to fund our operating losses.

     Based on our current plans, we expect that we will make aggregate capital expenditures of approximately $375 million through December 31, 2001, to deploy our planned metropolitan area networks in France, Germany and the United Kingdom. We intend to fund our capital expenditures and operating losses during this period with cash on hand, the proceeds from CompleTel Europe N.V.'s initial public offering, funds available to us under our credit facility and/or other funds to be raised from various sources of financing, which we currently expect will largely consist of debt financing, as market conditions may permit.

Impact of the year 2000

     The "year 2000" problem generally describes the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as a result of computer hardware and software using only the last two digits of the year to identify the year in a date field. If a computer program or other piece of equipment fails to properly process dates including and after the year 2000, the computer's calculations may be inaccurate and equipment may malfunction. The failure to process dates could result in system failures or miscalculations causing disruptions in operations including, among other things, a temporary inability to process transactions, send invoices or engage in other routine business activities.

     We have completed our initial internal year 2000 conversion and have not experienced any significant problems. However, until well into the year 2000, we cannot assure you that all systems will function adequately. Also, we sell our telecommunications services to companies that may rely upon computerized systems to make payments for our services, and we interconnect certain portions of our network and systems with other companies' networks and systems. These transactions and interactions potentially expose us to year 2000 problems arising in these other companies' systems. Based on our experience to date, we do not currently anticipate significant problems related to the year 2000 conversion in the future and do not expect to incur additional costs associated with year 2000 issues. However, because we cannot predict with any degree of certainty the effect of the year 2000 conversion on our customers and vendors, we cannot guarantee that we will not encounter problems related to the year 2000 conversion in the future which may have a material adverse effect on our business, financial condition and results of operations.

Euro conversion

     Effective January 1, 1999, the euro became the single legal currency of the eleven participating European Union member states, including The Netherlands, France and Germany and the conversion rates of the currencies of the participating member states were irrevocably fixed against the euro as of that date. Effective January 1, 1999, the French franc, the German mark and the Netherlands guilder ceased to be the legal currency. From January 1, 1999 until December 31, 2001, the French franc, the German mark and the Netherlands guilder will be denominations of the euro and, as such, will be legal tender. The status of the French franc, the German mark and the Netherlands guilder as denominations of the euro will continue until, at the latest, June 30, 2002. On that date (or, if these countries so determine, on some earlier date after January 1, 2002), French francs, German marks and Netherlands guilders will be withdrawn from circulation and will cease to be legal tender. Euro notes and coins are not expected to be issued before January 1, 2002. Prior to that date, cash payments will continue to be made in the local currencies. From January 1, 2002 until the local currencies are withdrawn and cease to be legal tender, cash payments may be made by means of euro notes and coins or by way of French francs, German marks and Netherlands guilders as appropriate.

     We are not burdened with systems that must be redesigned to accommodate the introduction of the euro as we have purchased and specified our business support systems, including our billing systems, to accommodate euro transactions and dual currency operations during the transition period. In addition, we intend to require all vendors supplying third party software to us to warrant to us that their programs support dual currency operations.

     We will be dependent on banks, customers and other providers to complete business transactions and we will be exposed to problems inherent in these third-party systems. During the transition period, to the extent we are supplying local and national service, we may continue billings and collections in the legacy currency to avoid euro conversion problems. However, to the extent we have international transactions, we will be exposed to euro-related risks.

     The establishment of the European Monetary Union may have a significant effect on the economies of the participant countries. While we believe that the introduction of the euro will eliminate exchange rate risks in respect of the currencies of those member states that have adopted the Euro, which includes Germany and France, there can be no assurance as to the relative strength of the euro against other currencies, including the U.S. Dollar. Since a substantial portion of our net sales will be denominated in euro or legacy currencies of participant countries, we will be exposed to that risk.

Regulation and Licensing Matters

     France, Germany and the United Kingdom, and any new markets across Europe in which we intend to operate, subject the telecommunications industry to a significant degree of regulation. We need telecommunications licenses and other equivalent authorizations to operate in each of these countries. Our ability to deploy metropolitan area networks and provide Internet-related services in the additional six cities included in our business plan depends on our ability to obtain additional licenses and other authorizations or permissions.

     We must keep our licenses in our existing markets in force or we may be in default under the senior notes indenture and the credit facility, and we risk sanctions from the government authorities that grant our licenses. In most cases, these licenses and other authorizations are of fixed duration, and we must comply with regulations and technical requirements in order to maintain them. For example, in France, we must comply with French and European Union regulations and technical standards regarding interconnection, secrecy, neutrality, non-discrimination, security, environmental protection, limitations on ownership, and public service.

New Accounting Standards

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. SFAS 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. During 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133" (SFAS 137) which delayed the effective date of SFAS 133 until all fiscal quarters of fiscal years beginning after June 15, 2000. Through December 31, 1999, the Company had not entered into any transactions involving derivative financial instruments and, therefore, cannot predict the financial statement impact of adopting SFAS 133 with respect to transactions which have not yet been entered into.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Views on Selected Revenue Recognition Issues" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has evaluated SAB 101 and it believes that there is no effect on the revenue recognition policies currently in place.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Investment portfolio and interest rate sensitivity

     Our investment policy is limited by CompleTel Europe's indenture for the senior discount notes and its senior secured credit facility. CompleTel Europe is restricted to investing in financial instruments with a maturity of one year or less (with certain limited exceptions). The indenture requires investments that meet high credit quality standards, such as obligations of the U.S. government securities or any European Economic Community member government or any agency thereof guaranteed by the country, certificates of deposits, money market deposits, and commercial paper with a rating of A-1 or P-1. Under the credit facility, CompleTel Europe is required to enter into an interest rate hedging program with respect to 50% of every tranche of 50 million borrowed to mitigate foreign currency exchange rate risk.

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

Impact of foreign currency rate changes

     We are exposed to changes in currency exchange rates because our revenues, costs, assets and liabilities are, for the most part, denominated in local currencies. As a result, our financial condition and results of operations, as reported in dollars as our functional currency through December 31, 1999, may be affected by changes in the value of the local currencies in which we transact business. The senior discount notes issued in February 1999 also expose us to exchange rate fluctuations as the payment of principal and interest on the notes will be made in dollars, and a substantial portion of our future cash flows used to service these payments will be denominated in local currencies, including the euro. While we intend to take steps to minimize exchange rate risks, we cannot assure you that we will not be materially adversely affected by variations in currency exchange rates.

     Our operating subsidiaries' monetary assets and liabilities are subject to foreign currency exchange risk if purchases of network equipment and services are denominated in currencies other than the subsidiary's own functional currency. However, the majority of such purchases to date have been based on each subsidiary's functional currency.

     The spot rates for the euro are shown below expressed in dollar per one euro.

      December 31, 1998 ............................ $1.181
      December 31, 1999 ............................ $1.007

     We intend to manage exchange rate risk by incurring financing liabilities denominated in the currency of the county of operations. In addition, we will continue to evaluate whether to adopt hedging strategies to manage our exposure to foreign currency exchange rate risk.

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements of the Company are filed under this Item as follows:

                          INDEX TO FINANCIAL STATEMENTS

  I.    COMPLETEL LLC
        Report of Independent Public Accountants...........................................................     33
        Consolidated Balance Sheets as of December 31, 1999 and 1998.......................................     34
        Consolidated Statements of Operations for the year ended December 31, 1999 and for the Period
          from Commencement of Operations (January 8, 1998) to December 31, 1998...........................     35
        Consolidated Statements of Members' Equity (Deficit) for the year ended December 31, 1999 and for the Period from Commencement of Operations (January 8, 1998) to December 31,
          1998 ............................................................................................     36
        Consolidated Statements of Cash Flows for the year ended December 31, 1999 and for the
          Period from Commencement of Operations (January 8, 1998) to December 31, 1998....................     37
        Notes to Consolidated Financial Statements.........................................................     38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To CompleTel LLC:

   We have audited the accompanying consolidated balance sheets of COMPLETEL LLC (a Delaware limited liability company) and subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, members' equity (deficit) and cash flows for the year ended December 31, 1999, and for the period from commencement of operations (January 8, 1998) to December 31, 1998 (after corporate reorganization-see Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompleTel LLC and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the year ended December 31, 1999, and for the period from the commencement of operations (January 8, 1998) to December 31, 1998, in conformity with accounting principles generally accepted in the United States.


                                       ARTHUR ANDERSEN LLP

Denver, Colorado,
March 2, 2000 (except for the
  the matters regarding the senior notes
  offering and amendment to corporate
  and investor agreements discussed in Note 12, as to which the date is March 23, 2000).

                        COMPLETEL LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
          (Stated in thousands of U.S. Dollars, except unit amounts)
                  (After Corporate Reorganization See Note 1)

                                                                                 December 31,   December 31,
                                                                                     1999           1998
                                                                                     ----           ----
                                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .............................................      $  60,469       $   3,744
     Receivables ...........................................................         14,891             537
     Prepaid expenses and other current assets .............................          1,703             214
                                                                                  ---------       ---------
          Total current assets .............................................         77,063           4,495
                                                                                  ---------       ---------

LONG-TERM ASSETS:
     Property and equipment, net ...........................................         92,872           3,441
     Licenses and other intangibles, net ...................................          4,938             950
     Deferred financing costs, net .........................................          6,352             869
     Other long-term assets ................................................            872             287
                                                                                  ---------       ---------
          Total long-term assets ...........................................        105,034           5,547
                                                                                  ---------       ---------
TOTAL ASSETS ...............................................................      $ 182,097       $  10,042
                                                                                  =========       =========

                   LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Construction payables .................................................      $  28,711       $    -
     Trade accounts payable ................................................         10,693           1,964
     Accrued liabilities ...................................................         13,383           3,308
                                                                                  ---------       ---------
          Total current liabilities ........................................         52,787           5,272
                                                                                  ---------       ---------

LONG-TERM DEBT .............................................................         79,922            -
                                                                                  ---------       ---------

MINORITY INTEREST ..........................................................            279            -

COMMITMENTS AND CONTINGENCIES (Note 6)

REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED UNITS:
     No par value, 84,070 and 61,950 units authorized, issued and
       outstanding, respectively ...........................................        113,469          13,188

MEMBERS' EQUITY (DEFICIT):
     Common units, no par value; 131,494 units authorized; 18,485 and 16,385
           units issued and outstanding, respectively ......................         30,065             737
     Deferred compensation .................................................        (28,495)           (540)
     Other cumulative comprehensive loss ...................................         (3,912)           (160)
     Accumulated deficit ...................................................        (62,018)         (8,455)
                                                                                  ---------       ---------
TOTAL MEMBERS' EQUITY (DEFICIT) ............................................        (64,360)         (8,418)
                                                                                  ---------       ---------
TOTAL LIABILITIES AND MEMBERS' EQUITY (DEFICIT) ............................      $ 182,097       $  10,042
                                                                                  =========       =========


The accompanying notes are an integral part of these consolidated balance sheets.

                         COMPLETEL LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     (Stated in thousands of U.S. Dollars, except unit and per unit amounts)
                   (After Corporate Reorganization See Note 1)

                                                                                               Commencement
                                                                                              of Operations
                                                                               Year             (January 8,
                                                                              Ended              1998) to
                                                                            December 31,        December 31,
                                                                                1999                1998
                                                                                ----                ----
REVENUES ..........................................................           $  2,985            $   -

OPERATING EXPENSES:
     Network costs ................................................              2,407                -
     Selling, general and administrative ..........................             38,478               8,044
     Depreciation and amortization ................................              4,534                  59
                                                                              --------            --------
          Total operating expenses ................................             45,419               8,103
                                                                              --------            --------
OPERATING LOSS ....................................................            (42,434)             (8,103)
                                                                              --------            --------
OTHER INCOME (EXPENSE):
     Interest income ..............................................              2,814                  11
     Interest expense, net of capitalized interest ................             (8,604)               -
     Foreign exchange loss and other expense ......................             (3,621)               -
                                                                              --------            --------
          Total other income (expense) ............................             (9,411)                 11
                                                                              --------            --------
NET LOSS BEFORE MINORITY INTEREST .................................            (51,845)             (8,092)

MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARIES ............              3,501                 -
                                                                              --------            --------
NET LOSS BEFORE INCOME TAXES ......................................            (48,344)             (8,092)

INCOME TAX PROVISION ..............................................               -                   -
                                                                              --------            --------
NET LOSS ..........................................................            (48,344)             (8,092)

ACCRETION OF REDEEMABLE CUMULATIVE CONVERTIBLE
 PREFERRED UNITS ..................................................             (5,219)               (363)
                                                                              --------            --------
NET LOSS APPLICABLE TO COMMON UNITS ...............................           $(53,563)           $ (8,455)
                                                                              ========            ========
BASIC AND DILUTED LOSS PER COMMON UNIT ............................           $ (6,908)           $ (1,940)
                                                                              ========            ========
WEIGHTED AVERAGE NUMBER OF NON-FORFEITABLE COMMON UNITS OUTSTANDING              7,754               4,359
                                                                              ========            ========

     The accompanying notes are an integral part of these consolidated financial statements.

                         COMPLETEL LLC AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT)
     (Stated in thousands of U.S. Dollars, except unit and per unit amounts)
                   (After Corporate Reorganization See Note 1)

                                                                                                    Other
                                                        Common Units                              Cumulative
                                                  ------------------------         Deferred      Comprehensive      Accumulated
                                                   Number          Amount        Compensation         Loss            Deficit
                                                  --------        --------       ------------    -------------      -----------
BALANCE, January 8, 1998                             -            $   -            $   -            $   -            $   -
    Deemed issuance of common units
        at formation (actual issuance
        May 18, 1998)                               2,400             -                -                -                -
    Issuance of common units at
        May 18, 1998 for services
        provided                                    2,925              115             -                -                -
    Issuance of common units at
        August 24, 1998 for services
        provided                                      263               13             -                -                -
    Issuance of forfeitable common units           10,797              609             (604)            -                -
    Amortization of deferred
        compensation                                 -                -                  64             -                -
    Accretion of redeemable cumulative
        convertible preferred units                  -                -                -                -                (363)
    Cumulative translation adjustments               -                -                -                (160)            -
    Net loss                                         -                -                -                -              (8,092)
                                                   ------         --------         ---------        --------         --------
BALANCE, December 31, 1998                         16,385         $    737         $   (540)        $   (160)        $ (8,455)


    Cancellation of units deemed issued
        at formation and units issued
        for services provided                      (2,250)             (61)              61             -                -
    Issuance of forfeitable common
        units to management investor                2,250              300             (300)            -                -
    Repurchases of previously issued
        forfeitable common units                     (121)             (24)              24             -                -
    Issuance of forfeitable common units            2,221            1,915           (1,915)            -                -
    Issuance of subsidiary stock options             -              26,500          (26,500)            -                -
    Gain on issuance of equity at
        subsidiary                                   -                 698             -                -                -
    Amortization of deferred
        compensation                                 -                -                 675             -                -
    Accretion of redeemable cumulative
        convertible preferred units                  -                -                -                -              (5,219)
    Cumulative translation adjustments               -                -                -              (3,752)            -
    Net loss                                         -                -                -                -             (48,344)
                                                   ------           ------          -------           ------          -------
BALANCE, December 31, 1999                         18,485         $ 30,065         $(28,495)        $ (3,912)        $(62,018)
                                                   ======           ======          =======           ======          =======

                                                  Total
                                              Comprehensive
                                                   Loss             Total
                                              -------------       --------
BALANCE, January 8, 1998                         $   -            $    -
    Deemed issuance of common units
        at formation (actual issuance
        May 18, 1998)                                -                 -
    Issuance of common units at
        May 18, 1998 for services
        provided                                     -                 115
    Issuance of common units at
        August 24, 1998 for services
        provided                                     -                  13
    Issuance of forfeitable common units             -                   5
    Amortization of deferred
        compensation                                 -                  64
    Accretion of redeemable cumulative
        convertible preferred units                  -                (363)
    Cumulative translation adjustments               (160)            (160)
    Net loss                                       (8,092)          (8,092)
                                                 --------         --------
BALANCE, December 31, 1998                       $ (8,252)        $ (8,418)
                                                 ========

    Cancellation of units deemed issued
        at formation and units issued
        for services provided                        -                -
    Issuance of forfeitable common
        units to management investor                 -                -
    Repurchases of previously issued
        forfeitable common units                     -                -
    Issuance of forfeitable common units             -                -
    Issuance of subsidiary stock options             -                -
    Gain on issuance of equity at
        subsidiary                                   -                 698
    Amortization of deferred
        compensation                                 -                 675
    Accretion of redeemable cumulative
        convertible preferred units                  -              (5,219)
    Cumulative translation adjustments             (3,752)          (3,752)
    Net loss                                      (48,344)         (48,344)
                                                 --------         --------
BALANCE, December 31, 1999                       $(52,096)        $(64,360)
                                                 ========         ========

     The accompanying notes are an integral part of these consolidated financial statements.

                         COMPLETEL LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Stated in thousands of U.S. Dollars)
                   (After Corporate Reorganization See Note 1)

                                                                                                                  Commencement of
                                                                                                                    Operations
                                                                                                     Year          (January 8,
                                                                                                     Ended           1998) to
                                                                                                  December 31,     December 31,
                                                                                                     1999              1998
                                                                                                     ----              ----
OPERATING ACTIVITIES:
     Net loss ............................................................................        $ (48,344)        $  (8,092)
     Adjustments to reconcile net loss to cash flows from operating activities-
          Depreciation and amortization ..................................................            4,534                59
          Non-cash compensation expense ..................................................              675               192
          Accretion of senior notes ......................................................            7,948              -
          Amortization of deferred financing costs .......................................              570              -
          Minority interest in net loss ..................................................           (3,501)             -
          Changes in assets and liabilities-
               Increase in receivables ...................................................          (15,176)             (537)
               Increase in prepaid expenses and other current assets .....................           (1,574)             (214)
               Increase in other long-term assets ........................................             (629)             (287)
               Increase in trade accounts payable and accrued liabilites .................           22,217             4,935
                                                                                                  ---------         ---------
                    Net cash flows from operating activities .............................          (33,280)           (3,944)
                                                                                                  ---------         ---------
INVESTING ACTIVITIES:
     Expenditures for property and equipment .............................................          (97,527)           (3,485)
     Increase in construction payables ...................................................           28,711              -
     Purchase of licenses and other intangibles ..........................................           (4,315)             (950)
     Offering proceeds and investment earnings placed in escrow ..........................          (73,198)             -
     Proceeds from escrowed offering and investment earnings .............................           73,198              -
                                                                                                  ---------         ---------
                    Net cash flows from investing activities .............................          (73,131)           (4,435)
                                                                                                  ---------         ---------
FINANCING ACTIVITIES:
     Gross proceeds from senior notes offering ...........................................           70,532              -
     Proceeds from issuance of common units ..............................................                3                 5
     Issuance of redeemable cumulative convertible preferred units .......................           94,716            12,113
     Issuance of equity in subsidiary ....................................................            4,478              -
     Loan from member ....................................................................             -                1,300
     Payment on loan from member .........................................................             -                 (266)
     Deferred financing costs ............................................................           (6,054)             (869)
                                                                                                  ---------         ---------
                    Net cash flows from financing activities .............................          163,675            12,283
                                                                                                  ---------         ---------
     Effect of exchange rates on cash ....................................................             (539)             (160)
                                                                                                  ---------         ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ................................................           56,725             3,744

CASH AND CASH EQUIVALENTS, beginning of period ...........................................            3,744              -
                                                                                                  ---------         ---------
CASH AND CASH EQUIVALENTS, end of period .................................................        $  60,469         $   3,744
                                                                                                  =========         =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of member loan to preferred units ..........................................        $    -            $   1,034
                                                                                                  =========         =========
   Accretion of redeemable cumulative convertible preferred units ........................        $   5,219         $     363
                                                                                                  =========         =========
   SAB No. 51 gain recorded in members' equity related to issuance of equity in subsidiary        $     698         $    -
                                                                                                  =========         =========

     The accompanying notes are an integral part of these consolidated financial statements.

                         COMPLETEL LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
                   (After Corporate Reorganization See Note 1)



(1)   ORGANIZATION AND NATURE OF OPERATIONS

   CompleTel LLC ("Parent") (together with its majority-owned subsidiaries, the "Company") is a Delaware limited liability company. CompleTel LLC was known as CableTel Delaware LLC ("CableTel Delaware") from its formation on January 8, 1998 through May 18, 1998, when it was reorganized and renamed as CableTel Europe LLC in connection with the admission of a new member. Effective August 20, 1998, CableTel Europe LLC changed its name to CompleTel LLC.

   The Company has a strategic objective of becoming a leading facilities-based operator of a technologically advanced, high-capacity, fiber optic communications infrastructure and provider of telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas across Western Europe. A facilities-based operator uses mainly its own telecommunications facilities to provide service, in contrast with non-facilities-based resellers who purchase the services of other providers and then retail the services to customers. Initially, the Company is focusing on building high-capacity fiber optic networks in France and Germany. Additionally, the Company intends to provide Internet access services in France, Germany and the United Kingdom ("UK").

   As of December 31, 1998, the accompanying consolidated financial statements include Parent's direct and indirect wholly-owned subsidiaries consisting of CableTel Management Inc. ("Management Co."), CompleTel Europe N.V. ("CompleTel Europe"), CompleTel Holding I B.V. ("BVI"), CompleTel Holding II B.V. ("BVII"), its French operating subsidiary, CompleTel SAS ("CompleTel France") (formerly known as CompleTel S.A.R.L., its UK operating subsidiary, CompleTel UK Limited ("CompleTel UK"), and its German operating subsidiary, CompleTel GmbH ("CompleTel Germany"). CompleTel Europe was formed in December 1998 for the purpose of completing a Rule 144A Offering (the "Offering") (see Note 5) to finance the development of its switched local telecommunications network and related services throughout France and Western Europe. As of December 31, 1998, Parent's operating companies were held indirectly through BVI and BVII. CompleTel Europe held no material assets or operations as of December 31, 1998.

   In January 1999, Parent formed CompleTel Holdings LLC ("CompleTel Holdings"), CompleTel ECC B.V. ("CompleTel ECC"), CompleTel (N.A.) N.V. ("NANV") and CompleTel UK SPC ("CompleTel SPC"). CompleTel Holdings was formed to issue the equity component of the Offering. CompleTel ECC was formed to be the group's European corporate center and to hold the proceeds of the Offering, through an escrow account, until CompleTel Europe received aggregate financing commitments of at least $90 million (see Note 6). Through a series of transactions in the restructuring, CompleTel LLC contributed approximately $58 million of equity, consisting of cash of approximately $52 million and accounts receivable of approximately $6 million, to CompleTel France. Also, through a series of restructuring transactions, CompleTel SPC became a wholly-owned subsidiary of BVI, BVI was contributed to CompleTel Europe, in exchange for the issuance of 73,537,325 additional ordinary shares and CompleTel Europe became a wholly-owned subsidiary of NANV. Furthermore, CompleTel LLC contributed its 100% interest in NANV to CompleTel Holdings in exchange for all 19,596,429 Class A Membership Interests in CompleTel Holdings. The Non-Voting Class B Membership Interests (aggregating 1,475,000) in CompleTel Holdings were issued substantially to unrelated parties in connection with the Offering (see Note 6). The restructuring was accounted for as a reorganization of entities under common control, similar to a pooling of interests.

                         COMPLETEL LLC AND SUBSIDIARIES

   In November and December 1999, Parent received additional cash contributions totaling approximately $42.1 million from new and existing investors. As of December 31, 1999, Parent had contributed, through a series of planned transactions, $40 million to CompleTel GmbH through intermediate subsidiaries in exchange for one share of CompleTel GmbH, and contributed approximately $2.1 million to CompleTel Europe through intermediate subsidiaries in exchange for ordinary shares of CompleTel Europe. Through this series of planned transactions, an intermediate subsidiary of Parent received one share of CompleTel GmbH, which was contributed to BVI in February 2000 in exchange for one BVI class B share. Also, in February 2000 the BVI share was contributed to CompleTel Europe in exchange for ordinary shares in CompleTel Europe. These transactions have been accounted for as a reorganization of entities under common control.

   The Company has been principally engaged in developing its business plans, applying for and procuring regulatory and government authorizations, raising capital, hiring management and other key personnel, working on the design, development and construction of the Company's fiber optic networks and operation support systems ("OSS"), negotiating equipment and facilities agreements, and negotiating interconnection agreements and certain right-of-way agreements. As a result of its development stage activities, the Company has experienced significant operating losses and negative cash flows from operations. The Company exited the development stage during the fourth quarter of 1999. The Company expects to continue to generate negative cash flows from operations in each market while it continues development, construction, and expansion of its business and until the Company establishes a sufficient revenue generating customer base in that market. The Company also expects to experience increasing operating losses and negative cash flows from operations as it expands its operations and enters new markets, even if and after it achieves positive cash flow from operations in its initial markets.

   The Company's ultimate success will be affected by the problems, expenses and delays encountered in connection with the formation of any new business and by the competitive environment in which the Company intends to operate. The Company currently offers its services in two markets in France and one market in Germany and plans to deploy networks in six additional markets in France and three additional markets in Germany. The Company is also developing an Internet-related services business in these markets and the U.K. The Company's performance will further be affected by its ability to obtain licenses, properly assess potential markets, secure financing or raise additional capital, design networks, acquire right-of-way and building access rights, implement interconnection with incumbent public telecommunications operators ("PTOs"), lease adequate trunking capacity from PTOs, purchase and install switches in additional markets, implement efficient OSS and other back office systems, develop a sufficient customer base, and attract, retain and motivate qualified personnel. Delays or failure in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements may have a material adverse effect upon the Company. Although management believes that the Company will be able to successfully mitigate these risks, there is no assurance that the Company will be able to do so or that the Company will ever operate profitably.

   The actual amount and timing of the Company's future capital requirements may differ materially from the Company's current estimates, and additional financing may be required in the event of departures from the Company's current business plans and projections, including those caused by unforeseen delays, cost overruns, engineering design changes, demand for the Company's services that varies from that expected by the Company, and adverse regulatory, technological or competitive developments. The Company may also require additional capital (or require financing sooner than anticipated) if it alters the schedule or targets of its roll-out plan in response to regulatory, technological or competitive developments (including additional market developments and new opportunities in and outside of its target markets). The Company intends to evaluate potential joint ventures,

                         COMPLETEL LLC AND SUBSIDIARIES
strategic alliances, and acquisition opportunities on an ongoing basis as they arise, and the Company may require additional financing if it elects to pursue any such opportunities. The Company also will be required to seek additional financing if it elects to deploy networks in other Western European markets beyond its target markets. Sources of additional financing may include commercial bank borrowings, vendor financing and/or the private or public sale of equity or debt securities.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has adopted a calendar fiscal year.

Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Parent and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

   For purposes of reporting cash flows, the Company considers all marketable securities and commercial paper with maturities of ninety days or less at acquisition as cash equivalents.

Receivables

   Receivables consist primarily of amounts due to the Company's European subsidiaries for value added taxes ("VAT") paid on purchased goods and services. VAT receivables are recoverable through a netting of VAT payable on sales revenue or by a request for reimbursement to the applicable taxing authority.

Prepaid Expenses and Other Current Assets

   Prepaid expenses consist of prepaid rent and prepaid insurance. Prepayments are amortized on a straight-line basis over the life of the underlying agreements. Other current assets consist primarily of deposits on office and switch location premises.

                         COMPLETEL LLC AND SUBSIDIARIES

Property and Equipment

   Property and equipment includes network equipment, office furniture and equipment, computer equipment and software, leasehold improvements , buildings and construction in progress. These assets are stated at cost and are being depreciated when ready for their intended use on a straight-line basis over the estimated useful lives of the related assets as follows:

                                                                Estimated
                                                                ---------
                                                              Useful Life
                                                              ------------
     Network equipment                                        3 to 8 years
     Office furniture and equipment                              5 years
     Computer equipment and software                          3 to 5 years
     Leasehold improvements                                   9 to 12 years
     Buildings                                                  20 years

   Property and equipment consisted of the following (in thousands):


                                                   December 31,    December 31,
                                                   ------------    ------------
                                                       1999            1998
                                                       ----            ----
     Network equipment                              $ 39,955         $   -
     Office furniture and equipment                    1,521              132
     Computer equipment and software                   5,582              688
     Leasehold improvements                            1,855               24
     Buildings                                           206             -

                                                    --------         --------
     Property and equipment, in service               49,119              844
     Less: accumulated depreciation                   (4,215)             (59)

                                                    --------         --------
     Property and equipment, in service, net          44,904              785
     Construction in progress                         47,968            2,656

                                                    --------         --------
     Property and equipment, net                    $ 92,872         $  3,441
                                                    ========         ========

   The Company capitalized approximately $1.4 million and $0 of interest for the year ended December 31, 1999 and for the period from commencement of operations (January 8, 1998) to December 31, 1998, respectively.

Computer Software Costs

   The American Institute of Certified Public Accountants ("AICPA") recently issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 identifies the characteristics of internal-use software and provides examples to assist in determining when computer software costs should be capitalized and amortized versus expensed. This statement was adopted at commencement of operations.

Start-Up Costs

   The Company expenses all start-up and organization costs as incurred, in accordance with the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

                         COMPLETEL LLC AND SUBSIDIARIES

Deferred Financing Costs

   Costs to obtain debt financing are capitalized and amortized over the life of the related debt facility using the effective interest method. Costs to obtain equity financing are capitalized and amortized through the date preferred units are convertible to conversion securities (Note 4).

License Costs

   The Company capitalizes all third-party direct costs associated with obtaining licenses. Capitalized license costs are amortized at commencement of operations over the lives of the related licenses, ranging from 15 to 25 years.

Recoverability of Long-Lived Assets

   The Company evaluates the carrying value of its long-lived assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. If an asset which is expected to be held and used is determined to be impaired, then the asset would be written down to its fair market value based on the present value of the discounted cash flows related to such asset. Measurement of an impairment loss for an asset held for sale would be based on its fair market value less the estimated costs to sell.

Revenue Recognition

   The Company recognizes revenue for its services in the period earned.

Stock-Based Compensation

   The Company accounts for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Deferred compensation is amortized to expense over the vesting period of the related stock-based awards. CompleTel Europe adopted an employee stock option plan in December 1999 (Note
8).

Income Taxes

   No provision has been made for federal, state or local income taxes related to the Parent because they are the responsibility of the individual members.

   Certain subsidiaries of the Parent are subject to corporate income tax requirements and, accordingly, the Company accounts for income taxes under the asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and income tax basis of assets, liabilities and carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse or the carryforwards are expected to be utilized. Net deferred tax assets are then reduced by a valuation allowance if management believes it is more likely than not they will not be realized.

SAB No. 51 Accounting Policy--Sale of Stock by Subsidiaries

   The Company has adopted a policy of recording all gains attributable to subsidiary common equity sales in the statement of operations, except for gains on subsidiary equity sale transactions which must be recorded directly in equity in accordance with the provision of Staff Accounting Bulletin Number 51 ("SAB 51.") In February 1999, as part of the Company's Senior Discount Notes and Class B Membership Interests Offering, the gross proceeds of approximately $75 million were allocated approximately $70.5 million to the Notes (issued by

                         COMPLETEL LLC AND SUBSIDIARIES

CompleTel Europe) and approximately $4.5 million to the Class B Interests (in CompleTel Holdings LLC) representing a 7% interest in CompleTel Holdings, LLC. This resulted in a $698,000 SAB No. 51 gain recorded directly in equity in accordance with SAB 51.

Comprehensive Loss

   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires that an enterprise (i) classify items of other comprehensive income (loss) by their nature in the financial statements and (ii) display the accumulated balance of other comprehensive income (loss) separately from retained earnings (deficit) and additional paid-in capital in the equity section of a balance sheet. The Company's other comprehensive loss, as set forth in the accompanying consolidated statements of members' equity (deficit), includes cumulative translation adjustments.


Basic and Diluted Loss Per Common Unit

   The Company computes earnings (loss) per common unit in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, "basic earnings (loss) per share" is determined by dividing net income (loss) by the weighted average number of common units outstanding during each period. "Diluted earnings (loss) per common unit" includes the effects of potentially issuable common units, but only if dilutive. Because potentially issuable common units would be antidilutive, there are no differences between basic and diluted loss per common unit for the Company through December 31, 1999. The weighted average common units outstanding for the 1998 period assumes the initial capitalization of the Company (2,400 common units) occurred as of January 8, 1998.

Foreign Operations and Foreign Exchange Rate Risk

   The functional currency for the Company's foreign operations is the applicable local currency for the affiliate company. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the consolidated statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of members' equity (deficit).

   Transactions denominated in currencies other than the local functional currency of the Company's operating subsidiaries, including U.S. dollar denominated intercompany accounts and notes payable to Parent and Management Co., are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

   The Company's foreign subsidiaries can have payables that are denominated in a currency other than their own functional currency. The Company has not historically hedged foreign currency denominated transactions for receivables or payables related to current operations. If the Company enters into hedging transactions, there can be no assurance that any such hedging transactions would be successful and that the exchange rate fluctuations would not have a material adverse effect on the Company. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluation against the dollar.

   The Company adopted the euro as its functional currency effective January 1, 2000.

                         COMPLETEL LLC AND SUBSIDIARIES

New Accounting Standards

   Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. SFAS 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

   During 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133" ("SFAS
137") which delayed the effective date of SFAS 133 until all fiscal quarters of fiscal years beginning after June 15, 2000. Through December 31, 1999, the Company had not entered into any transactions involving derivative financial instruments and, therefore, cannot predict the financial statement impact of adopting SFAS 133 with respect to transactions which have not yet been entered into.

   In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Views on Selected Revenue Recognition Issues" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 is effective March 31, 2000. The Company has evaluated SAB 101 and it believes that there is no effect on the revenue recognition policies currently in place.

(3)    CAPITALIZATION

LLC Agreement

   On May 18, 1998, an affiliate of Madison Dearborn Partners, Inc. ("Madison Dearborn Partners"), an affiliate of LPL Investment Group, Inc. ("LPL")(together with Madison Dearborn Partners, the "Private Equity Investors") and certain members of management (the "Management Investors") entered into an amended and restated limited liability company agreement (the "LLC Agreement"), amending and restating the original limited liability agreement of CableTel Delaware dated January 8, 1998. The LLC Agreement, as amended, authorized the issuance of (i) 61,950 redeemable cumulative convertible preferred ownership interests (the "Preferred Units"), (ii) 107,500 common ownership interests (the "Common Units"), and (iii) certain other units (Class A Senior Units, Class B Senior Units and Class C Senior Units) issuable only in limited circumstances and only in exchange for other Units. The 61,950 Preferred Units have been issued to the Private Equity Investors and Management Investors under an Equity Purchase Agreement (the "Equity Purchase Agreement") (see Note 4). Of the 107,500 Common Units, 82,500 are reserved for issuance upon conversion of the Preferred Units, 25,000 were issued, or are reserved for issuance, to the Management Investors under executive securities agreements (the "Executive Securities Agreements"). Of the 25,000 Common Units issued or issuable to the Management Investors, 17,500 (the "Non-Performance Vesting Units") are subject to vesting through the passage of time under the Executive Securities Agreements and 7,500 (the "Performance Vesting Units") are subject to time vesting and to performance vesting under a performance vesting agreement (the "Performance Vesting Agreement"). An additional 798 common units were issued to employees subject to time vesting and to performance vesting similar to that under the Performance Vesting Agreement, but without any forfeiture requirements on holder of referred units. Of the 25,000 Common Units issued or issuable to the Management Investors, 2,250 were issued to LPL under the LPL Investor Purchase Agreement. On January 22, 1999, the 2,250 immediately vested Common Units previously issued to LPL were canceled. These units were then issued to one of the Management Investors as additional Non-Performance Vesting Units. No Class A Senior Units, Class B Senior Units or Class C Senior Units had been issued as of December 31, 1999. On January 28, 1999, the Company entered into the Second Amended and Restated Limited Liability Company Agreement of CompleTel LLC, increasing the authorized Preferred Units to 65,750 (see Note 4). On November 23, 1999, the Company entered into the Third Amended and Restated Limited Liability Company Agreement of CompleTel LLC, increasing the authorized Preferred Units to 84,070 and increasing the authorized number of common units To 131,494 (see Note 4).

                         COMPLETEL LLC AND SUBSIDIARIES

Common Units

   The holders of Common Units are entitled to one vote for each Common Unit held on all matters submitted to a vote of the members. Holders of Common Units are entitled, subject to the preferences of the Preferred Units, to receive such distributions, if any, as may be declared by Parent's Board of Directors out of profits allocated to the members. The Indenture related to the Offering restricts the ability of CompleTel Europe to pay dividends to Parent in order to pay distributions with respect to the Common Units. In addition, Parent may not make any distributions with respect to the Common Units without the prior consent of the Private Equity Investors. In the event of a liquidation, dissolution, or winding up of Parent, the holders of Common Units are entitled to share ratably in the assets of Parent which are available for distribution, if any, after the payment of all debts and liabilities of Parent and the liquidation preference of any outstanding Preferred Units.

   Upon the affirmative vote of Parent's Board and the holders of a majority of the Common Units (including the Preferred Units, on an as-if-converted basis), Parent will be converted into a corporation (as that term is used in Subchapter C of the Internal Revenue Code). In connection with such conversion, each holder of Preferred Units or Common Units of Parent will receive comparable equity securities of such corporation on the terms set forth in the LLC Agreement.

   Upon the initial formation of CableTel Delaware on January 8, 1998, the founding members of CableTel Delaware each received a 25% member interest in CableTel Delaware. The founding members were comprised of three of the Management Investors and LPL. As part of the reorganization on May 18, 1998, the founding members of CableTel Delaware were deemed to have received Common Units of Parent in exchange for their interests in CableTel Delaware. For accounting purposes, a portion of the fully vested Common Units (2,400 units) of Parent received by the founders under the Executive Securities Agreements and the LPL Investor Purchase Agreement were deemed to have been issued in exchange for their prior member interests in CableTel Delaware. The remaining fully vested Common Units (2,925 units) received by the founders were deemed to have been issued in consideration for prior services provided. The intrinsic value of the Common Units deemed received for prior services totaling approximately $115,000 was charged to general and administrative expense in the accompanying consolidated statement of operations.

   As of December 31, 1999 and December 31, 1998, 14,472 and 10,797
Non-Performance Vesting Units had been issued to the Management Investors and other employees, respectively. The Non-Performance Vesting Units issued to the Management Investors vest ratably on each anniversary of the Executive Securities Agreements over a four-year period. The Non-Performance Vesting Units issued to other employees generally vest ratably over a four year period on each December 31, with pro rata vesting in the year of employment and final vesting on the fourth anniversary date of the applicable Employee Securities Agreement. Vesting ceases upon the termination of employment with the Company, for any reason and the related Common Units are subject to repurchase by Parent at fair value for vested Common Units and at original cost for nonvested Common Units. Vesting for Non-Performance Vesting Units is accelerated upon a Qualified Public Offering or a Qualified Sale of Parent, as defined in the Executive Securities Agreements. The Non-Performance Vesting Units are accounted for as issued Common Units, subject to forfeiture, until vested. Accordingly, the intrinsic value of the Non-Performance Vesting Units was accounted for at issuance as additional paid-in capital, with an offsetting entry to deferred compensation. The intrinsic value of the Common Units issued subject to forfeiture totaled approximately $2,734,000 and $604,000 for the Non-Performance Vesting Units issued through December 31, 1999 and 1998, respectively. This deferred compensation is being amortized over the four year vesting period. As of December 31, 1999 and 1998, 8,957 and 10,558 of the issued Non-Performance Vesting Units are subject to forfeiture, respectively. The status of the issued Non-Performance Vesting Units as of December 31, 1999 and 1998 are as follows.

                         COMPLETEL LLC AND SUBSIDIARIES

As of December 31, 1999:

                                         Total Units (1)    Vested Units   Nonvested Units
                                         ---------------    ------------   ---------------
Units issued upon formation                   1,800            1,800                -
Units issued for services provided            2,213            2,213                -
Units issued subject to forfeiture           14,472            5,515            8,957
                                             ------            -----            -----
       Total                                 18,485            9,528            8,957
                                             ======            =====            =====

(1) Reflects the January 22, 1999 cancellation of the 2,250 immediately vested Common Units previously issued to LPL and the issuance of those units to one of the Management Investors as Non-Performance Vesting Units. Of the 2,250 units issued to LPL, 600 were deemed issued upon formation and 1,650 were issued for services provided.

As of December 31, 1998:

                                           Total Units      Vested Units   Nonvested Units
                                           -----------      ------------   ---------------
Units issued upon formation                   2,400            2,400                -
Units issued for services provided            3,188            3,188                -
Units issued subject to forfeiture           10,797              209           10,558
                                             ------            -----           ------
       Total                                 16,385            5,797           10,558
                                             ======            =====           ======

                         COMPLETEL LLC AND SUBSIDIARIES

Performance Vesting Agreement

   The Private Equity Investors, the Management Investors, and Parent entered into the Performance Vesting Agreement originally dated May 18, 1998 and amended and restated January 28, 1999. Under the Performance Vesting Agreement, 7,500 of the 25,000 Common Units issued or reserved for issuance to the Management Investors (the "Performance Vesting Units") are subject to performance vesting according to certain multiple-of-invested-capital tests calculated based upon the valuation of Parent's equity implied by a Qualified Public Offering and/or by actual sales of Parent's securities by Madison Dearborn Partners. If any Performance Vesting Units remain unvested on May 18, 2005, there shall be deemed to have occurred a sale of the Parent's securities by Madison Dearborn Partners at fair market value. Any Performance Vesting Units that do not vest upon such a deemed sale will be forfeited. In addition, up to 7,500 of the Common Units issuable upon conversion of the Preferred Units (see Note 4) are subject to forfeiture if and when Performance Vesting Units performance vest under the terms of the Performance Vesting Agreement.

   For financial reporting periods ending prior to final determination of the number of Performance Vesting Units that will vest, compensation cost will be recorded based upon management's estimate of the number of such units that would vest and the fair market value of those units as of the end of the reporting period. As of December 31, 1999 and 1998, 7,422 and 6,981 Performance Vesting Units were outstanding, respectively. As of December 31, 1999 and 1998 no compensation cost has been recorded related to the Performance Vesting Units as the number of units that will vest is not yet reasonably determinable.

   As discussed in Note 12, CompleTel Europe has commenced an Initial Public Offering of its ordinary shares. Assuming an IPO price per ordinary share of $15.91 (euro 16.50), the Company will record compensation expense of approximately $38.2 million due to the anticipated vesting of certain Performance Vesting Units in connection with what is anticipated to be a Qualified Public Offering as defined in the Performance Vesting Agreement and the applicable Executive Securities Agreements. For each $1 increase in the anticipated IPO price per ordinary share, additional compensation expense and deferred compensation of approximately $7.2 million will be recorded. In addition, based upon the valuation of Parent's equity implied by the IPO value of the Company as indicated above, the Company will record additional compensation expense and deferred compensation of approximately $18.5 million and $57.9 million, respectively, for performance vesting units that will not vest as a result of the IPO but which may vest upon a qualified sale by MDP or in May 2005 based on a deemed vesting date as defined. The additional deferred compensation will be amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if not prior due to a qualified sale by MDP as defined in the executive securities agreements). The recorded amount of compensation expense and deferred compensation for these awards will be adjusted at each reporting date to reflect management's estimate of the number of such units that will ultimately vest and the fair market value of those units as of the end of each reporting period based on the then current market value of the CompleTel Europe's ordinary shares, assuming the successful completion of the CompleTel Europe's anticipated IPO.


Securityholders Agreement

   The Private Equity Investors, the Management Investors and Parent are parties to a securityholders agreement dated May 18, 1998 (the "Securityholders Agreement"). The Securityholders Agreement established the size of Parent's Board of Directors at six and established a voting agreement among the investors with respect to the election of the members of that board (the Executive Committee of which acts as the board of directors of certain of Parent's subsidiaries). On January 28, 1999, the Securityholders Agreement was amended and restated to increase the size of Parent's Board of Directors to eight and make corresponding changes in the voting agreement among the investors. Pursuant to the terms of the Securityholders Agreement, the Private

                         COMPLETEL LLC AND SUBSIDIARIES

Equity Investors may not transfer any Preferred Units (or securities issued upon exercise thereof or otherwise in connection therewith) ("Preferred Securities") prior to May 18, 1999, other than to their affiliates or as part of a sale of Parent. The Management Investors may not transfer any Preferred Securities prior to May 18, 2000, other than to their affiliates, family members or estate planning entities, or as part of a sale of Parent. Transfers of Preferred Securities by the Private Equity Investors after May 18, 1999, and by the Management Investors after May 18, 2000, (in each case other than to their affiliates, family members or estate planning entities, to the public, or as part of a sale of Parent) are subject to first refusal rights in favor of the other holders of Preferred Securities, and to "tag-along" rights of the holders of Preferred Securities [and of the Management Investors with respect to their Common Units that have vested under the Executive Securities Agreements and (if applicable) performance vested under the Equity Purchase Agreement] to participate pro rata in such transfer. In the event a sale of Parent is approved by the holders of a majority of the Preferred Securities (which currently is held by Madison Dearborn Partners), each of the Private Equity Investors and Management Investors (and their transferees) agrees to approve and, if requested, sell its Parent securities in such sale.

Registration Rights Agreement

   The Private Equity Investors, the Management Investors and Parent are parties to a registration rights agreement originally dated May 18, 1998 and amended and restated January 28, 1999 (the "Registration Agreement"). Under the terms of the Registration Agreement, the holders of a majority of the Preferred Securities (which currently is held by Madison Dearborn Partners) may require Parent to consummate an initial public offering. After Parent's initial public offering, Madison Dearborn Partners is entitled to demand two long-form registrations, LPL is entitled to demand one long-form registration, and the holders of at least 10% of the Preferred Securities then outstanding may request unlimited short-form registrations. In addition, the Private Equity Investors and the Management Investors are entitled to "piggyback" on primary or secondary registered public offerings of Parent's securities. Each Private Equity Investor and Management Investor is subject to holdback restrictions in the event of an initial public offering or other public offering of Parent securities (See Note
12).

(4)   REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED UNITS

   On May 18, 1998, the Private Equity Investors, the Management Investors and Parent entered into the Equity Purchase Agreement. Under the Equity Purchase Agreement, the Private Equity Investors purchased 60,000 Preferred Units for an initial aggregate purchase price of $3.5 million and a commitment to make subsequent capital contributions to Parent of up to an additional $56.5 million (for a total commitment of $60 million) on the terms and conditions set forth in the Equity Purchase Agreement. Certain of the Management Investors purchased 750 Preferred Units for an initial aggregate purchase price of $44,000 and a commitment to make capital contributions to Parent of up to an additional $706,000 (for a total commitment of $750,000) on the terms and conditions set forth in the Equity Purchase Agreement. As of July 15, 1998, Parent entered into Additional Investor Equity Purchase and Joinder and Rights Agreements for the issuance of 500 Preferred Units in exchange for a capital commitment of $500,000 by each of two new investors. As of November 11, 1998, Parent entered into an Additional Preferred Units Purchase Agreement with one of the Management Investors for the issuance of an additional 150 Preferred Units in exchange for a capital commitment of $150,000. On December 2, 1998, Parent entered into an Additional Investor Equity Purchase and Joinder and Rights Agreement with a new management investor for the issuance of 50 Preferred Units in exchange for a capital commitment of $50,000. On January 28, 1999, the Equity Purchase Agreement was amended and restated to supersede the Equity Purchase Agreement and the agreements referred to above dated July 15, 1998, November 11, 1998 and December 2, 1998 and to admit the new management investor (included together with other "Management Investors") and other investors (included together with Madison Dearborn Partners and LPL as the "Private Equity Investors"). The First Amended and Restated Equity Purchase Agreement increased the total number of Preferred Units to 64,743 and 1,007, and total equity commitments to $64.7 million and $1 million, by the Private Equity Investors and the Management Investors, respectively. Additionally, Parent's Board approved the drawdown of the remaining commitment under the Equity Purchase Agreement, which was funded in connection with, and as a condition to the closing of the Offering.

                         COMPLETEL LLC AND SUBSIDIARIES

   Pursuant to a Second Amended and Restated Equity Purchase Agreement, dated November 23, 1999, additional Preferred Units were purchased by the existing Private Equity Investors, the Management Investors and a new Private Equity Investor, increasing the number of outstanding Preferred Units to 84,070. Of the additional 18,320 Preferred Units, 17,862 Preferred Units were issued to the Private Equity Investors and 458 Preferred Units were issued to the Management Investors in exchange for capital contributions totaling approximately $41.1 million and approximately $1.0 million, respectively.

   The Preferred Units accrue a preferred yield at a per-annum rate of 8% of the sum of the Liquidation Value thereof and all accumulated and unpaid preferred yield thereon. "Liquidation Value" for any Preferred Unit is equal to (i) the initial price paid to Parent for such Preferred Unit on its date of issuance, plus (ii) the aggregate contributions to the capital of Parent made pursuant to the Equity Purchase Agreement with respect to such Preferred Unit after its date of issuance, minus (iii) all distributions constituting a return of capital with respect to such Preferred Unit after its date of issuance. The Indenture related to the Offering restricts the ability of CompleTel Europe to pay dividends to Parent in order to pay the preferred yield on the Preferred Units.

   No distributions out of earnings and profits may be made to the holders of Common Units unless Parent has first made distributions to the holders of Preferred Units to pay the full amount of accrued preferred yield on the Preferred Units. Upon any liquidation, dissolution or winding up of Parent (whether voluntary or involuntary), each holder of Preferred Units will be entitled to receive, before any distribution is made with respect to any other class of Parent's equity, distributions in cash equal to the aggregate Liquidation Value of all Preferred Units held by such holder plus all accrued and unpaid preferred yield thereon.

   The Preferred Units are convertible at any time and from time to time into Common Units at the election of the holder thereof. In addition, all holders of Preferred Units will be required to convert their Preferred Units into Common Units upon (i) a Qualified Public Offering of Parent's common equity, as defined, or (ii) the affirmative vote of the holders of a majority of the outstanding Preferred Units. Upon any conversion of Preferred Units, the holder thereof has the right to receive a distribution in cash equal to the amount of accrued but unpaid preferred yield on the Preferred Units being converted (provided that if the conversion occurs in connection with an initial public offering of Parent's common equity, the converting holder may elect to receive such payment in the form of Parent securities at the initial public offering price). The 84,070 currently outstanding Preferred Units are convertible into 105,487 Common Units (7,500 of which are subject to forfeiture upon the vesting of the Performance Vesting Units - see Note 3), which conversion ratio is also subject to adjustment on a weighted-average basis upon any issuance or deemed issuance of Common Units (or securities convertible into or exercisable for Common Units) that otherwise would dilute the economic interests of the holders of Preferred Units. The holders of Preferred Units are entitled to vote their Preferred Units with the holders of Common Units on an as-if-converted basis on all matters submitted to a vote of the members.

   The Equity Purchase Agreement provides the Private Equity Investors with certain restrictive covenants. The Private Equity Investors have the right to approve or disapprove Parent's taking or agreeing to take certain actions, including, among other things, (i) making distributions with respect to redeeming, or issuing any equity securities, any securities convertible into or exercisable for equity securities, or any debt with equity features, (ii) loaning monies, (iii) disposing of significant assets, (iv) making acquisitions or entering into joint ventures, (v) entering into any merger, consolidation, liquidation, recapitalization or reorganization, (vi) entering into transactions with affiliated persons, (vii) incurring significant indebtedness, and (viii) entering into or modifying any employment arrangement with Parent's Chief Executive Officer. The Private Equity Investors have approved the Company's consummation of the Senior Credit Facility and the Offering (see Note 5).

   The Equity Purchase Agreement also provides the Private Equity Investors and the Management Investors with certain anti-dilutive rights prior to consummation of a Qualified Public Offering or a Sale of Parent, as defined in the Equity Purchase Agreement.

                         COMPLETEL LLC AND SUBSIDIARIES

   If a Qualified Public Offering or Sale of Parent has not occurred by May 18, 2005, each holder of Preferred Units or Common Units issued or issuable upon conversion of the Preferred Units ("Purchaser Securities") will have the right to require Parent to take all actions necessary to purchase the Purchaser Securities held by such holder for fair market value (or, in the case of Preferred Units to be repurchased, the greater of fair market value and the Liquidation Value (together with all accrued but unpaid preferred yield) of such Preferred Units). Fair market value is defined as the amount agreed to by the holders of the Preferred Units to be repurchased and the holders of the Parent's Common Units, excluding Unvested Performance Units. If mutual agreement cannot be reached within twenty days of the issuance of the repurchase notice, the fair market value for (a) publicly traded securities generally means the average of the closing prices of such securities for the 21 day period preceding the filing of the repurchase notice and (b) non-publicly traded securities generally means a valuation determined by an appraisal mechanism. The Indenture related to the Offering limits the ability of CompleTel Europe to pay dividends or take certain other actions that may be necessary to effectuate the repurchase of any such securities.

   In the event the repurchase options are exercised, Parent is obligated to do everything within its power to satisfy its repurchase obligations, which may involve the sale of some or all of its subsidiaries, or a portion or all of its assets. Accordingly, as required by the Securities and Exchange Commission ("SEC") accounting standards, the Company is recognizing the accretion of the value of the Preferred Units to reflect the estimated future redemption value of the Preferred Units payable in the event the repurchase provisions are exercised. Due to the significant uncertainty regarding the market value of the Preferred Units on May 18, 2005, the Preferred Units are being accreted using the 8% per annum preferred yield. The accretion rate will be adjusted prospectively through May 18, 2005 (the earliest redemption date) upon any event reasonably indicating a higher fair value as of that date. The accretion is recorded each period as an increase in the balance of Preferred Units outstanding and a non-cash increase in the net loss applicable to common units. As of December 31, 1999 and 1998, the value of the Preferred Units has been accreted approximately $5.2 million and $363,000, respectively.

   Upon a Qualified Public Offering, the Preferred Units would automatically convert to Common Units and the amounts accreted would be adjusted to the indicated fair value as a non-cash increase in the net loss applicable to common units and the carrying value of the Redeemable Cumulative Convertible Preferred Units would be reclassified as a component of additional paid-in capital in the members' deficit section of the consolidated balance sheet.

   Certain terms of the Second Amended and Restated Equity Purchase Agreement were amended in March 2000 (See Note 12).

(5)   INDEBTEDNESS

Senior Discount Notes

   In February 1999, CompleTel Europe and CompleTel Holdings completed an Offering of 147,500 units (the "Units") consisting of $147.5 million aggregate principal amount of 14% Senior Discount Notes due 2009 (the "Notes") issued by CompleTel Europe and 1,475,000 non-voting Class B Membership Interests of CompleTel Holdings. CompleTel Europe issued the Notes at a substantial discount from their principal amount at maturity on February 16, 2009. A principal investor in Parent acquired 400 Units in the Offering. The proceeds of the Offering, net of offering fees and costs, were approximately $72.6 million and were held in an escrow account until CompleTel Europe received a minimum commitment of $90 million in senior credit facilities, which was received in April 1999. To comply with Netherlands laws, the Notes are guaranteed by Parent on a senior unsecured basis. As Parent is a holding company with no operations other than the operations to be conducted by CompleTel Europe and its subsidiaries, it is unlikely that Parent would have sufficient funds to satisfy CompleTel Europe's obligations on the Notes if CompleTel Europe is unable to satisfy its own obligation on the Notes. Of the $75 million gross proceeds from the Offering, approximately $70.5 million was attributed to the Notes and approximately $4.5 million was attributed to the 1,475,000 Class B Membership Interests of CompleTel Holdings. The $4.5 million allocated to the Class B Membership Interests represents additional discount on the Notes.

                         COMPLETEL LLC AND SUBSIDIARIES

   Cash interest will not accrue on the Notes prior to February 15, 2004, with the Notes accreting to their stated principal amount at maturity at an effective interest rate of approximately 15.1%. The accretion will be charged to interest expense. Commencing February 15, 2004, cash interest on the Notes will accrue at 14% per annum and will be payable in cash on August 15 and February 15 of each year. The Notes mature February 15, 2009.

Long-term debt consists of the following (in thousands):

                                                                                December 31,    December 31,
                                                                                    1999            1998
                                                                                    ----            ----
     14% Senior Discount Notes, face amount $147.5 million, due 2009,
        effective interest rate of 15.1%                                          $ 79,922        $      -
                                                                                   =======         =======

 (6)   COMMITMENTS AND CONTINGENCIES

Operating Leases, Including Rights-of-Way Agreements

   The Company has entered into various operating lease agreements for network switch locations, office space, employee residences and vehicles. In addition, during 1999, the Company entered into various rights-of-way agreements. Future minimum lease obligations related to the Company's operating leases are as follows for the years subsequent to December 31, 1999 and 1998, respectively (in thousands):

                                December 31,      December 31,
                                   1999              1998
                                   ----              ----

     December 31, 2000           $ 6,167           $   855
     December 31, 2001             6,119               966
     December 31, 2002             6,001               974
     December 31, 2003             5,766               955
     December 31, 2004             5,679               948
     Thereafter                   16,726             4,975
                                 -------           -------
          Total                  $46,458           $ 9,673
                                 =======           =======

   Total rent expense for the period from commencement of operations (January 8, 1998) through December 31, 1998 was approximately $160,000 and for the year ended December 31, 1999 was approximately $1.6 million.

Management Employment Agreements

   Certain employees of Management Co. that have been seconded to CompleTel Europe's subsidiaries are parties to employment agreements. The agreements generally provide for a specified base salary, as well as a bonus set as a specified percentage of the base salary. The bonus is based on attainment of certain identified performance measures. The employment agreements generally provide for cost of living differentials, relocation and moving expenses, automobile allowances and income tax equalization payments, if necessary, to keep the employee's tax liability the same as it would be in the United States.

Service Licenses

France

   On December 13, 1998 the Secretaire d'Etat a l'Industrie, based on the recommendation of the Autorite de Regulation des Telecommunications ("ART"), awarded the Company's French operating subsidiary a fixed wireline license and service license for network deployment in four regions and six cities and the provision of services in four regions and six departments in France that the Company intends to serve. The term of these licenses is 15 years from December 13, 1998. Under French law, these licenses entitle the Company, among other things, to obtain rights-of-way to establish network infrastructure along public roads, to obtain easements on private property and to obtain certain rights on public domain property other than roads.

                         COMPLETEL LLC AND SUBSIDIARIES

United Kingdom

   On January 11, 1999, the Secretary of State for Trade and Industry at the Department of Trade and Industry granted CompleTel UK an individual license to operate fixed public telecommunications systems of any kind in the United Kingdom. To provide international services in the United Kingdom, the Company has also obtained an international simple voice resale license.

Germany

   On March 8, 1999, the Regulierungsbehorde fur Telekommunikation und Post granted CompleTel Germany class 3 (general infrastructure license) and class 4 (license required for operation of voice telephony services based on self-operated telecommunications networks) licenses for three markets in Germany, including the Company's initial target market, which were subsequently amended in July 1999 and January 2000, to include among others, CompleTel Germany's additional markets. These licenses are of unlimited duration.

 (7)   INCOME TAXES

United States

   In general, a United States limited liability company, treated as a partnership for U.S. federal income tax purposes, will not be subject to U.S. federal income tax. Instead, the income, gain, and loss (including Subpart F income or foreign personal holding company income recognized) will be allocated to its members. Any direct foreign income taxes paid on the remittance of dividends from its foreign subsidiaries will likewise pass to Parent's members. The LLC Agreement provides for distributions to its members to cover income taxes in the event Parent recognizes any income or gain (including Subpart F income or foreign personal holding company income). Such distribution would be contingent upon a distribution of cash from its foreign subsidiaries. Taxable income of Management Co. is subject to tax at the regular U.S. Federal income tax rate.

Netherlands

   In general, a Dutch holding company may benefit from the so-called "participation exemption." The participation exemption is a facility in Dutch corporate tax law which allows a Dutch company to exempt, from Dutch income tax, any dividend income and capital gains in relation to its participation in subsidiaries which are legal entities residing in The Netherlands or in a foreign country. Capital losses are also exempted, apart from liquidation losses (under stringent conditions). Any costs in relation to participations, to the extent these participations do not realize Dutch taxable profit, are not deductible. These costs include costs to finance such participation. For Dutch corporate income tax purposes, net operating loss ("NOL") carryforwards may be carried forward indefinitely.

Germany

   As of December 31,1999, CompleTel Germany had generated NOL carryforwards for income tax purposes totaling approximately $8.2 million. For German income tax purposes, NOL carryforwards may be carried forward indefinitely. The current statutory tax rate for Germany is 52.38%.

France

   As of December 31, 1999, CompleTel France had generated NOL carryforwards for income tax purposes totaling approximately $31.5 million. For French income tax purposes NOL carryforwards may generally be carried forward for a period of up to five years. Start-up costs will be capitalized for French tax purposes. The Company considers the majority of these costs as eligible for the deferred depreciation regime for French tax purposes, resulting in an indefinite carryforward life of the corresponding amortization expense.

                         COMPLETEL LLC AND SUBSIDIARIES

The Company has recorded a valuation allowance equal to the total net deferred tax assets as of December 31, 1999 and 1998, due to the uncertainty of realization through future operations. The valuation allowance will be reduced at such time as management believes it is more likely than not that the net deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future provisions for income tax expense.

   The difference between income tax expense provided in the consolidated financial statements and the expected income tax benefit at statutory rates related to the Company's corporate and foreign subsidiary operations for the year ended December 31, 1999 and for the period from commencement of operations (January 8, 1998) to December 31, 1998, is reconciled as follows (in thousands):

                                                                                   Commencement
                                                                                   of Operations
                                                                 Year Ended      (January 8, 1998)
                                                                December 31,      to December 31,
                                                                   1999                1998
                                                                   ----                ----
Expected income tax benefit at the U.S. statutory rate
   of 38.25%                                                     $ 18,491            $  3,095
Parent operating income (loss) passed
  through to its members                                            1,360                (153)
International rate differences                                        683                (369)
Stock Based Compensation                                             (272)                 --
Other non-deductible expenses                                          80                 (99)
Valuation allowance                                               (20,342)             (2,474)
                                                                 --------            --------
     Total income tax benefit                                    $      -            $      -
                                                                 ========            ========

Deferred tax assets are as follows:

                                                               December 31,          December 31,
                                                                   1999                 1998
                                                                   ----                 ----
Deferred tax assets:
     Operating loss carryforwards                                $ 19,615            $  1,222
     Capitalized start-up costs                                       932               1,214
     Net unrealized foreign exchange loss                             611                  20
     Depreciation and amortization                                  1,648                  16
     Other                                                             10                   2
                                                                 --------            --------
     Total deferred tax assets                                     22,816               2,474
     Less valuation allowance                                     (22,816)             (2,474)
                                                                 --------            --------
     Net deferred taxes                                          $      -            $      -
                                                                 ========            ========

                         COMPLETEL LLC AND SUBSIDIARIES

(8)   SEGMENT REPORTING

   Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

   Through December 31, 1999, a significant portion of the Company's expenditures were associated with its network deployment in France and Germany. A significant portion of the Company's revenues through December 31, 1999 have been generated by an indirect subsidiary of the Company's UK subsidiary.

Management currently evaluates the Company's development efforts according to the geographic location of its markets. Certain financial information reflecting the Company's development efforts is presented below.

   As of December 31, 1998 and for the period from inception (January 8, 1998) to December 31, 1998 (in thousands):

                                                                                       Company
                                                                          CompleTel   (Including
                                       CompleTel   CompleTel   CompleTel    Europe    Management
                                          SAS        GmbH      UK Ltd.    and Other      Co.)     Consolidated
                                          ---        ----      -------    ---------    -------    ------------
Revenues                                 $    -      $   -       $   -      $    -      $    -        $     -
Depreciation                                 46          -           -           -          13             59
Management Fee (Expense) Income          (2,661)         -           -        (302)      2,963              -
Net Loss Applicable to Common Units      (5,949)      (300)       (400)       (912)       (894)        (8,455)
Total Assets                              6,180         19          21       1,650       2,172         10,042
Expenditures for Long-Lived Assets        3,647         19          21         681          67          4,435

   As of December 31, 1999 and for the year ended December 31, 1999 (in thousands):

                                                                                       Company
                                                                          CompleTel   (Including
                                       CompleTel   CompleTel   CompleTel    Europe    Management
                                          SAS        GmbH      UK Ltd.    and Other      CO.)     Consolidated
                                          ---        ----      -------    ---------    -------    ------------
Revenues                               $  1,986    $     -     $   999      $    -    $      -        $ 2,985
Depreciation                              3,445        671          72         301          45          4,534
Management Fee (Expense) Income          (5,297)      (557)       (208)       (402)      6,464              -
Net Loss Applicable to Common Units     (34,684)    (8,181)     (1,548)     (7,543)     (1,607)       (53,563)
Total Assets                             81,250     68,000       1,732      31,115          --        182,097
Expenditures for Long-Lived Assets       71,850     28,628         892           -         472        101,842

                         COMPLETEL LLC AND SUBSIDIARIES

(9)   PARENT COMPANY ONLY FINANCIAL INFORMATION

   The following financial information reflects the parent company only condensed statement of operations data, condensed balance sheet data, and condensed cash flows data.


                                                                                                Commencement
                                                                                                of Operations
                                                                                                 (January 8,
                                                                              Year Ended            1998)
                                                                             December 31,      to December 31,
                                                                                1999                1998
                                                                            --------------     ---------------
STATEMENT OF OPERATIONS:
    Interest income                                                             $     255          $      11
    Interest expense                                                                 (368)                 -
    General and administrative expense                                                (84)              (400)
    Equity in losses of subsidiaries                                              (48,147)            (7,703)
                                                                              -----------        -----------
    Net loss                                                                    $ (48,344)         $  (8,092)
                                                                              ===========        ===========

                                                                             December 31,        December 31,
                                                                                1999                1998
                                                                            --------------     ---------------
BALANCE SHEET DATA:
    Cash and cash equivalents                                                   $     293          $   1,743
    Receivables from affiliates                                                     5,714              9,492
    Other current assets                                                               10                 42
                                                                              -----------        -----------
           Total current assets                                                     6,017             11,277
    Investments in subsidiaries                                                    42,936             (6,185)
    Deferred financing costs, net                                                   1,249                  -
                                                                              -----------        -----------
           Total assets                                                         $  50,202          $   5,092
                                                                              ===========        ===========


Current liabilities                                                             $   1,093          $     322
                                                                              -----------        -----------
Redeemable cumulative convertible preferred units:
    No par value, 84,070 units authorized;  84,070 and 61,950 units
      issued and outstanding                                                      113,469             13,188
                                                                              -----------        -----------
Common units, no par value, 131,494 units authorized;
    18,485 and 16,385 units issued and outstanding                                 30,065                737
Deferred compensation                                                             (28,495)              (540)
Other cumulative comprehensive loss                                                (3,912)              (160)
Accumulated deficit                                                               (62,018)            (8,455)
                                                                              -----------        -----------
           Total members' deficit                                                 (64,360)            (8,418)
                                                                              -----------        -----------
           Total liabilities and members' deficit                               $  50,202          $   5,092
                                                                              ===========        ===========

                         COMPLETEL LLC AND SUBSIDIARIES

PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)


                                                                                       Commencement
                                                                         Year         of Operations
                                                                         Ended      (January 8, 1998)
                                                                      December 31,    to December 31,
                                                                         1999              1998
                                                                   ---------------    ---------------
CASH FLOWS DATA:
 Cash flows from operating activities:
    Net loss                                                             $(48,344)        $ (8,092)
    Equity in losses of subsidiaries                                       48,147            7,703
    Amortization of deferred financing costs                                  334               --
    Changes in-
       Other current assets                                                    32              (10)
       Receivables from affiliates                                          3,778           (9,492)
                                                                      -----------      -----------
Net cash provided by (used in)                                              3,947           (9,891)
                                                                      -----------      -----------
Cash flows from investing activities:
    Investment in subsidiaries                                            (98,533)          (1,518)
                                                                      -----------      -----------
Net cash from investing activities                                        (98,533)          (1,518)
                                                                      -----------      -----------
Cash flows from financing activities:
    Issuance of redeemable cumulative convertible Preferred Units          94,716           12,113
    Loan from member                                                            -            1,300
    Payment of loan from member                                                 -             (266)
    Issuance of Common Units                                                    3                5
    Deferred financing costs                                               (1,583)          (1,583)
                                                                      -----------      -----------
Net cash from financing activities                                         93,136           13,152
                                                                      -----------      -----------
Net increase (decrease) in cash and cash equivalents                       (1,450)           1,743
Cash and cash equivalents, beginning of period                              1,743                -
                                                                      -----------      -----------
Cash and cash equivalents, end of period                                 $    293         $  1,743
                                                                      ===========      ===========


(10)   EMPLOYEE INCENTIVE PLANS



Stock Option Plan

   In December 1999, CompleTel Europe adopted the CompleTel Europe N.V. 2000 Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of options to purchase ordinary shares of CompleTel Europe to employees of the Company.

   Options granted are subject to vesting as follows. Options granted to employees resident in France vest in an increment of 60% of the ordinary shares subject to the option on the third anniversary of the date of the grant and in two increments of 20% on the fourth and fifth anniversaries of the date of the grant. Options granted to employees resident in the United Kingdom, Germany and the U.S. vest in annual increments of 25% of the ordinary shares subject to the option, commencing on the first anniversary date of the grant. Options granted to employees resident in the United Kingdom, Germany and the U.S. vest in annual increments of 25% of the ordinary shares subject to the option, commencing on the first anniversary date of the grant.

                         COMPLETEL LLC AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   The number of options to acquire shares under the Option Plan totals 18,919,960, or 15.0% of the Company's ordinary shares issued and outstanding as of December 31, 1999. The first grant, which took place on December 30, 1999, included 2,035,230 options granted, or approximately 1.6% of the share capital of the Company. These options have an exercise price of $2.60 per ordinary share. Deferred compensation was recorded in December 1999 totaling approximately $26.5 million which represents the estimated intrinsic value of such options at that date. The deferred compensation will be amortized to expense over the applicable vesting period related to the individual awards.

Pro Forma Fair Value Disclosures

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which defines a fair value based method of accounting for employee stock options and similar equity instruments. However, as allowed by SFAS 123, the Company has elected to account for its stock-based compensation plans using the intrinsic value based method of APB 25 and provide pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method had been applied.

   For pro forma disclosure purposes, the Company has computed the fair value of each option as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                                       Year Ended
                                                       ----------
                                                      December 31,
                                                      ------------
                                                          1999
                                                          ----
     Risk-free interest rate                              6.4%
     Expected dividend yield                               0%
     Expected lives outstanding                         5.5 years
     Expected volatility                                  17.1%

   The estimated fair value of options granted is amortized to expense over the option vesting period. Cumulative compensation costs recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting are adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

   Had compensation cost for the Option Plan been determined based upon the fair value of options on their date of grant, the Company's net loss for the year ended December 31, 1999 and for the period from inception (January 8, 1998) to December 31, 1998, would have been increased by $54,000 and $0, respectively.

(11) ASI ACQUISITION

   On March 24, 1999, CompleTel SAS acquired all of the outstanding stock of Acces et Solutions Internet ("ASI"), an Internet service provider based in Lyon, for approximately $2.1 million in cash. The transaction was recorded under the purchase method of accounting as of March 31, 1999. The purchase price was first allocated to the fair value of the net tangible assets acquired of $73,000, which is classified as property and equipment in the accompanying consolidated balance sheet. The resulting excess cost over the fair value of tangible net assets acquired, or goodwill, was recorded in the amount of approximately $2.0 million and is being amortized under the straight-line method over a ten year period. The goodwill is classified as other intangibles in the accompanying consolidated balance sheet.

   The following unaudited pro forma condensed consolidated operating results for the year ended December 31, 1999 and for the period from commencement of operations (January 8, 1998) to December 31, 1998, reflect the pro forma effects of the ASI acquisition as if the acquisition occurred on January 8, 1998. For purposes of the pro forma condensed consolidated operating results, the acquisition is assumed to have been financed through an equity contribution from Parent.

                        COMPLETEL LLC AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   The unaudited pro forma condensed consolidated operating results are based on the historical consolidated financial statements of the Company and ASI, giving effect to certain assumptions and adjustments that management believes are reasonable based upon currently available information. This pro forma condensed consolidated financial data is presented for illustrative purposes and does not purport to represent what the Company's results of operations would actually have been if the acquisition had been consummated as of January 8, 1998:

                                                                                     For the period from
                                                                                     -------------------
                                                                                 Commencement of Operations
                                                                                 --------------------------
                                                   For the Year Ended               (January 8, 1998) to
                                                   ------------------               --------------------
                                                   December 31, 1999                  December 31, 1998
                                                   -----------------                  -----------------
                                              Historical       Pro Forma         Historical       Pro Forma
                                              ----------       ---------         ---------        ----------
Revenues ..............................        $  2,985         $  3,242         $     --         $  1,020
                                               ========         ========         ========         ========

Net loss applicable to common units ...        $(53,563)        $(56,660)        $ (8,455)        $ (8,593)
                                               ========         ========         ========         ========

Basic and diluted loss per common units        $ (6,908)        $ (7,307)        $ (1,940)        $ (1,971)
                                               ========         ========         ========         ========

Weighted average number of common units
   outstanding ........................           7,754            7,754            4,359            4,359
                                               ========         ========         ========         ========

(12)   SUBSEQUENT EVENTS

Credit Agreement

   In January 2000, we executed an agreement for a 265 million senior secured credit facility with Goldman Sachs International and Paribas as co-arrangers of the facility. The funds will be available to our subsidiaries, initially to include CompleTel ECC, CompleTel Services S.A.S., CompleTel France, and CompleTel Germany, in two tranches, including a euro term facility available until December 31, 2000, in the aggregate amount of Euro 105 million and a euro revolving loan facility available until December 31, 2002, in the aggregate amount of Euro 160 million. The Euro 160 million tranche will become available after May 31, 2000, if the euro term facility is fully drawn, and other conditions are satisfied. Following December 31, 2002, up to Euro 141 million of the outstanding advances under the euro revolving loan facility will first be converted into a term loan, and any other outstanding advances will become part of a Euro 19 million working capital facility. The facility matures on December 31, 2006.

   This agreement terminates, supersedes and replaces, without penalty, the original commitment from Paribas for $90 million in senior credit (see Note 6). Additionally, the commitment with Nortel Networks for $20 million in vendor financing has been terminated. No termination fees are payable to Nortel Networks or Paribas.

   The notes are structurally subordinated to any debt incurred under the senior secured credit facility. Additionally, the terms of the agreement require that the senior secured credit facility be guaranteed to the extent allowed by law by CompleTel Europe and each of its subsidiaries. The terms of the agreement further require that the senior secured credit facility be secured by a perfected security interest in all of the Company's present and future material assets and revenue and those of its subsidiaries and by a pledge of the stock of each of the borrowers.

   The funds are to be used substantially to deploy our networks in France and Germany. Advances under the facility cannot exceed certain limits that increase with time, and are subject to other conditions, including that the subsidiaries must be operational in designated cities in France and Germany, and satisfy a debt to capital test. In addition, the facility includes various financial and other covenants and restrictions that limit our ability to pay dividends, dispose of assets, and effect merger and consolidation transactions. The facility also limits the use of proceeds of an initial public offering, other equity investments, or a high yield debt issue as it provides that any such proceeds be held as cash equivalent investments or used to develop our telecommunications businesses in France and Germany.

   The rate of interest will be variable based on EURIBOR, plus a margin of up to 3.75% per annum for the term loan facility or 3.00% per annum for the revolving loan facility that will be determined based on a senior debt leverage ratio test, and costs. Upon an event of default, advances may accelerate and become immediately due and payable and the undrawn portion of the facilities will be cancelled and the commitments of the banks reduced to zero. The facility is secured by our assets and the assets of our subsidiaries and the stock in certain of our subsidiaries, and we and several of our subsidiaries have agreed to guarantee the payments under the facility and to indemnify the banks against certain losses.

Initial Public Offering

Subsequent to December 31, 1999, CompleTel Europe filed a registration statement on Form F-1 with the Securities and Exchange Commission covering CompleTel Europe's proposed issuance of up to 27,200,000 of its ordinary shares to the public (the "Proposed IPO"). If consummated, the proceeds from the Proposed IPO will be used to (i) fund the further deployment of the Company's networks in existing markets and an additional six cities in France and Germany, (ii) fund the expansion of the Company's Internet-related services, (iii) develop complementary local access systems, (iv) fund net operating losses and (v) for general and corporate purposes.

Senior Notes Offering

In March 2000, the Company commenced an offering of an aggregate 300 million Euro senior notes due 2010 (the "Senior Notes"). If consummated, the proceeds from the proposed senior notes offering will be used to (i) fund the further deployment of the Company's networks in existing markets and an additional six cities in France and Germany, (ii) fund the expansion of the Company's Internet-related services, (iii) develop complementary local access systems, (iv) fund net operating losses and (v) for general and corporate purposes.

Amendments of Corporate and Investor Agreements

On March 23, 2000, the Company and certain of its investors approved amendments to certain agreements that will become effective only if the Proposed IPO is consummated on or before April 30, 2000, with net proceeds to CompleTel Europe (after underwriting discounts and commissions) equal to at least $60 million. Additionally, the price per share in the Proposed IPO must equal at least three times the amount of capital contributed by the Private Equity Investors and the Management Investors per share of CompleTel Europe beneficially owned by such investors on a fully diluted, as if converted basis.

Under the approved amendments to the LLC Agreement (see Note 3) and the Equity Purchase Agreement (see Note 4), the Proposed IPO will be deemed a Qualified Public Offering. Accordingly, the Preferred Units will be converted into Common Units and the rights of Preferred Unit holders to require the repurchase by Parent of their Purchaser Securities will terminate. In connection with the conversion of the Preferred Units, Parent is required to pay each converting holder in cash and amount equal to the accrued but unpaid preferred yield with respect to each of their converted Preferred Units. Under an approved amendment to the LLC Agreement, Parent may satisfy such payment obligation by issuing additional Common Units representing a beneficial ownership in CompleTel Europe ordinary shares having a value (based on the per share amount received in the Proposed IPO) equal to the accrued but unpaid yield payable.

Under the approved amendments to the Performance Vesting Agreement and the Executive Securities Agreements (see Note 3), the Proposed IPO will be deemed a Qualified Public Offering. Accordingly, one-third of the Performance Vesting Units will vest or be forfeited under the multiple-of-invested-capital tests calculated based on the price per share received in the Proposed IPO. Additionally, for such Performance Vesting Units that vest as a result of the Proposed IPO, a corresponding number of Common Units otherwise issuable upon the conversion of Preferred Units described above, will be forfeited.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     CompleTel LLC was formed as a Delaware limited liability company on January 8, 1998. We are managed by a board of directors that have appointed our officers.

     The following tables show the composition of and position held by each member of our Board of Directors and our Officers, as well as other significant employees:

         Name                               Age        Position(s)
         ----                               ---        -----------
         James E. Dovey                     56         Chairman of the Board of Directors, Secretary
         William H. Pearson                 44         Director, President and Chief Executive Officer
         James C. Allen                     53         Director
         Lawrence F. DeGeorge               53         Director
         Paul J. Finnegan                   47         Director
         Royce J. Holland                   49         Director
         James H. Kirby                     32         Director
         James N. Perry, Jr.                39         Director
         Richard N. Clevenger               53         Chief Technology Officer and Senior Vice President
         David E. Lacey                     53         Chief Financial Officer, Treasurer and Senior Vice
                                                       President

     The following list includes significant employees and officers and employees of our subsidiaries and affiliates who are involved in our business affairs and operations.

         Name                               Age      Position(s)
         ----                               ---      -----------
         John M. Hugo                       39       Corporate Controller and Chief Accounting Officer
         Anna Lascar                        51       Vice President of CompleTel Europe
         John T. Puhl                       50       Chief Information Officer
         Hansjorg Rieder                    57       Managing Director of CompleTel Europe
                                                      and CompleTel GmbH
         Martin Rushe                       31       Managing Director of CompleTel Europe,
                                                     President of CompleTel UK Limited
         Jerome de Vitry                    38       President of CompleTel S.A.S.

     James E. Dovey, one of the co-founders of CompleTel LLC, has over 30 years' experience in the telecommunications industry. He has served as the Chief Executive Officer of CompleTel Europe from inception through December 1999 and as Chief Executive Officer of CompleTel LLC from January 1998 through December 1999 and as chairman of its board since January 2000. In 1987, Mr. Dovey founded United Cable International, a joint venture between United Cable and United Artists, where he served as CEO until 1990 when that company (by then renamed TCI International) merged with the United Kingdom assets of U S WEST Inc. to form TeleWest Communications, plc. Mr. Dovey continued to serve as CEO of TeleWest until his return to the U.S. in late 1992. From 1992 to 1994, Mr. Dovey acted as a private consultant on a variety of U.S. and international telecommunications and cable television projects for TCI, U S WEST Inc., and other clients. From 1992 to 1995, Mr. Dovey served as Deputy Chairman for the United Kingdom communications company, IVS Cable International, which developed switched voice and data services in areas such as Oxford, Salisbury, and Andover until the business was sold in 1995. In 1994, Mr. Dovey co-founded SPD CableTel Management, Inc., where he actively explored various entrepreneurial opportunities in the U.S. for providing converged cable and telephony services prior to co-founding CompleTel LLC in January 1998.

     James C. Allen has served as a Director of CompleTel LLC since December 1998. From March 1993 to January 1998, Mr. Allen was the CEO and Vice-Chairman of Brooks Fiber Properties, Inc. Since June 1998, Mr. Allen has acted as an investment director and member of Meritage Investment Partners LLC, a Denver-based private equity firm that invests exclusively in telecommunication companies. Mr. Allen also presently serves on the boards of directors of MCI WorldCom Inc., a publicly traded U.S. and international telecommunications company, Verio Inc., a publicly traded Internet and Web hosting company, and Open Access Broadband Networks, Inc., a privately held company. Mr. Allen also serves on the board of directors of David Lipscomb University in Nashville, Tennessee.

     Lawrence F. DeGeorge has served as a Director of CompleTel LLC since January 1998. Mr. DeGeorge is a private investor who has managed and participated in a number of principal equity investments in technology and communications companies, including, since December 1995, as President and Chief Executive Officer of LPL Investment Group, Inc., LPL Management Group, Inc., and DeGeorge Holdings Ltd. From June 1987 to January 1991, Mr. DeGeorge held various positions with Amphenol Corporation, including serving as President from May 1989 to January 1991, as Executive Vice President and Chief Financial Officer from June 1987 to May 1989, and as a director from June 1987 until January 1991. Mr. DeGeorge also presently serves as a director of Advanced Display Technologies which is publicly traded.

     Paul J. Finnegan has served as a Director of CompleTel LLC since May 1998. Mr. Finnegan is a Managing Director of Madison Dearborn Partners, Inc., a Chicago-based private investment firm where he specializes in investing in companies in the communications industry. Prior to co-founding Madison Dearborn Partners in 1993, Mr. Finnegan was an investment officer at First Chicago Venture Capital for 11 years. He presently serves on the boards of directors of Allegiance Telecom, Inc. and Focal Communications Corporation, each of which is publicly traded, and of several private companies, @link Networks Inc., Enews.com, Madison River Telephone Company, LLC, Reiman Holding Company, LLC and Wireless One Network, L.P. He is a member of the board of trustees of The Skyline Fund, a small-cap mutual fund.

     Royce J. Holland has served as a Director of CompleTel LLC since August 1998. Mr. Holland is a co-founder and the Chairman and CEO of Allegiance Telecom, Inc. Prior to founding Allegiance Telecom, Inc., Mr. Holland was one of several co-founders of MFS Communications Company, Inc., where he served as President and Chief Operating Officer from April 1990 until September 1996 and as Vice Chairman from September 1996 to February 1997. In January 1993, Mr. Holland was appointed by President George Bush to the National Security Telecommunications Advisory Committee. Mr. Holland also presently serves on the boards of directors of Allegiance Telecom, Inc., and CSG Systems, which are publicly traded, and Choice One Communications, a private company.

     James H. Kirby has served as a Director of CompleTel LLC since May 1998. Mr. Kirby is a Director of Madison Dearborn Partners, Inc., a Chicago-based private investment firm where he specializes in investing in companies in the communications industry. Prior to joining Madison Dearborn Partners in 1996, Mr. Kirby worked in investment banking and private equity investing at Lazard Freres & Co. LLC and The Beacon Group LLC. He presently serves on the boards of directors of several private companies including Wireless One Network, L.P., Orblynx, Inc. and Reiman Holding Company, LLC.

     James N. Perry, Jr. has served as a Director of CompleTel LLC since May 1998. Mr. Perry is a Managing Director of Madison Dearborn Partners, Inc., a Chicago-based private investment firm where he specializes in investing in companies in the communications industry. Prior to co-founding Madison Dearborn Partners in 1993, Mr. Perry was an investment officer at First Chicago Venture Capital for eight years. He presently serves on the boards of directors of Allegiance Telecom, Inc., Focal Communications Corporation, VoiceStream Wireless Corporation and Clearnet Communications, each of which is publicly traded.

     William H. Pearson, one of the co-founders of CompleTel LLC, has served as President of European Operations of CompleTel LLC since its inception and as its Chief Executive Officer since January 2000. In 1994, Mr. Pearson co-founded SPD CableTel Management, Inc. with Mr. Dovey. Between 1980 and 1994, Mr. Pearson held a variety of senior management positions with U S WEST Inc. From 1983 to 1989, Mr. Pearson worked in U S WEST's cellular division, including starting up its marketing department in 1983, becoming head of strategic planning in 1986, and managing the Rocky Mountain region from 1987 to 1988. In 1989, Mr. Pearson relocated to the United Kingdom, and he served as Senior Vice President of Marketing and Planning for TeleWest from 1990 to 1992, where he worked to develop U S WEST's cable telephony strategy, and as Executive Director of Business Development for U S WEST International from 1993 to 1994, where he evaluated numerous local loop opportunities in Western Europe and Latin America. In 1992, Mr. Pearson was an adjunct professor of graduate-level marketing at the University of Wisconsin-Madison School of Business.

     Richard N. Clevenger, one of the co-founders of CompleTel LLC, has served as Senior Vice President and Chief Technology Officer of CompleTel LLC since its inception in January 1998, and as its Acting Chief Operating Officer since August 1999. Mr. Clevenger has served in various market development and technology management positions in domestic and international telecommunications for over 30 years. Prior to co-founding CompleTel in 1998, Mr. Clevenger worked from 1996 to 1997 as an independent management consultant on several business strategy, technology, and implementation matters relating to cable television, wireless cable, business and residential telephony, and business video, including for SPD CableTel Management, Inc., which he joined full time in 1997. Mr. Clevenger served as Senior Vice President and Chief Technology Officer for KBLCOM, Inc. from 1987 to 1995, during which time his duties included (i) serving as President and Chief Operating Officer of KBLCOM's business services subsidiary, Paragon Business Systems; (ii) working as Vice President of Market Development for KBLCOM's cable television subsidiary, KBL Ventures; and (iii) founding and serving as President and Chief Operating Officer of the KBLCOM subsidiary, FIBRCOM, a successful competitive access provider. From 1982 to 1987, Mr. Clevenger was Vice President of Engineering and Technology for Cox Cable Communications, Inc. From 1973 to 1982, Mr. Clevenger served as Vice President of Engineering for United Cable Television of Colorado. From 1968 to 1973, Mr. Clevenger held a variety of positions at Cablecom General, Inc., including Division Engineer, General Manager, and Vice President of Engineering.

     David E. Lacey joined CompleTel LLC in December 1998 and was appointed Chief Financial Officer and Treasurer of CompleTel LLC at that time. Prior to joining CompleTel LLC, Mr. Lacey served in a variety of positions for Storage Technology Corporation including, from June 1996 to December 1998, as Executive Vice President and Chief Financial Officer, from February 1995 to May 1996 as Interim Chief Financial Officer and Corporate Vice President, and from October 1989 to February 1995, as Corporate Controller.

     Anna Lascar has served as Directeur Juridique for CompleTel SAS since July 1998 and General Counsel of CompleTel Europe March 30, 2000. Prior to joining us, Ms. Lascar was Special Counsel in the Paris office of the law firm of Willkie Farr & Gallagher from 1994 to 1998. From 1984 through 1993, Ms. Lascar was a partner in the law firm of Salans Hertzfeld & Heilbronn in Paris.

     John M. Hugo joined CompleTel LLC as its Corporate Controller in April 1999. Prior to joining CompleTel LLC, Mr. Hugo was the Assistant Corporate Controller for Jones Intercable, Inc. from 1994 to 1999. From 1988 to 1993, Mr. Hugo was employed with Arthur Andersen LLP's audit and business advisory services division. Mr. Hugo is a certified public accountant in the state of Colorado.

     John T. Puhl has been CompleTel LLC's Chief Information Officer since September 1998. Prior to joining CompleTel LLC, Mr. Puhl worked from December 1996 to September 1998 as Managing Director and Vice President of Tanning Technology Europe, a telephony consultant. From May 1995 to November 1996, Mr. Puhl was Managing Director and Vice President of SageComm International, a telephony consultant. From February 1992 to March 1995, Mr. Puhl was Vice President of AT&T Europe.

     Hansjorg Rieder has been with us since January 1999 and was appointed Managing Director of CompleTel GmbH in April 1999 and of CompleTel Europe March 30, 2000. Prior to joining CompleTel GmbH, Mr. Rieder was a Managing Director of COLT Telecom GmbH from March 1997 until March 1999. Mr. Rieder was the Chief Executive Officer and a Managing Director of GLOBEX GmbH and the Chief Executive Officer of Jorg Rieder Consulting from January 1993 until March 1997. From April 1972 until December 1992, Mr. Rieder was a Vice President and Managing Director Germany for Digital Equipment.

     Martin Rushe has been with us since June 1999 and was appointed President of CompleTel UK Limited, in January 2000 and Managing Director of CompleTel Europe March 30, 2000. Prior to joining CompleTel UK Limited, Mr. Rushe was Managing Director of Web International Networks Limited from April 1995 until its acquisition by CompleTel and is currently the President. Prior to that, Mr. Rushe was a scientist with European Space Agency.

     Jerome de Vitry joined in February 1999 and has been the President of CompleTel S.A.S. since March 1999. Prior to joining CompleTel S.A.S., Mr. de Vitry was Vice President of Radio Communications France for Alcatel Access System Division from January 1995 until December 1999. From January 1993 until December 1995, Mr. de Vitry was Vice President Marketing, and Research and Development for Alcatel Radio Transmissions Systems.

Election of directors; voting agreement; executive audit, and compensation committees

     CompleTel LLC's limited liability company agreement provides that representatives serving on CompleTel LLC's board will be appointed and removed by a majority vote of CompleTel LLC's equity holders (without cumulative voting).

     Pursuant to a voting agreement, the current equity holders of CompleTel LLC have each agreed to vote all of their interests in CompleTel LLC in such a manner as to elect the following persons to serve as Directors:

     .    four representatives designated by Madison Dearborn Partners,
     .    two representatives designated by LPL Investment Group, Inc.,
     . one representative designated by the holders of a majority of the common interests of CompleTel LLC held by members of our management that continue to be employees of CompleTel LLC, to whom we refer to as our "management investors," and
     .    one outside representative designated by our management investors.

The number of representatives designated by Madison Dearborn Partners will be reduced

     . to three representatives if Madison Dearborn Partners ceases to hold a majority of CompleTel LLC's preferred equity but continues to hold at least 70% of its original position,
     .    to two if it holds less than 70% but at least 55% of its original position,
     . to one if it holds less than 55% but at least 40% of its original position, and
     .    to none if it ceases to hold at least 40% of its original position.

The number of representatives designated by LPL Investment Group's will be reduced

     . to one representative if LPL Investment Group holds less than 70% but at least 40% of its original position, and
     .    to none if it ceases to hold at least 40% of its original position.

Upon a reduction in the number of representatives designated by Madison Dearborn Partners from four to three as described above, the vacancy will not be filled and the board will be reduced to seven representatives. Any other vacancies created by reductions in the number of representatives that Madison Dearborn Partners or LPL Investment Group are entitled to designate will be filled by the holders of a majority of the preferred equity. Under the terms of the voting agreement and the limited liability company agreement of CompleTel LLC, the four representatives designated by Madison Dearborn Partners are entitled to five votes so that such representatives possess a majority of the voting power of all of the representatives on the board. This additional voting power will cease when Madison Dearborn Partners no longer has the right to designate four representatives.

Committees of the board of CompleTel LLC

     CompleTel LLC's board has three committees:

     .    the Executive Committee,
     .    the Audit Committee, and
     .    the Compensation Committee.

     The executive committee. The members of the Executive Committee are James E. Dovey, Paul J. Finnegan and Lawrence F. DeGeorge. The Executive Committee acts as the board of directors of CompleTel LLC's operating subsidiaries. In addition, the Executive Committee is authorized to take certain actions on behalf of the board, but such actions must be approved unanimously by the members of the Executive Committee or they will be referred to the full board.

     The audit committee. The members of the Audit Committee are James H. Kirby and Lawrence F. DeGeorge. The Audit Committee is responsible for making recommendations to the board regarding the selection of independent auditors, reviewing the results and scope of the audit and other services provided by CompleTel LLC's independent accountants and reviewing and evaluating CompleTel LLC's audit and control functions and year 2000 issues.

     The compensation committee. The members of the Compensation Committee are Paul J. Finnegan, James C. Allen, Lawrence F. DeGeorge, and Royce J. Holland. The Compensation Committee is responsible for reviewing, and as it deems appropriate, recommending to the board, policies, practices and procedures relating to the compensation of the officers and other managerial employees of CompleTel and the establishment and administration of employee benefit plans. The Compensation Committee exercises all authority under any director or employee stock option, stock purchase or other rights plans of CompleTel, unless the board appoints any other committee to exercise such authority, and advises and consults with the officers of CompleTel as may be requested regarding managerial personnel policies.

Item 11.  Executive Compensation

     The following table sets forth in summary form all compensation paid during the years ended December 31, 1999 and December 31, 1998, to the Chief Executive Officer and each Executive Officer of CompleTel LLC whose annual salary and bonus exceeded $100,000 during such year:

                           Summary Compensation Table

                                                                            Annual Compensation
                                                                            -------------------
Name and principal position                               Fiscal Year     Salary ($)     Bonus ($)    Compensation ($)(1)
---------------------------                               -----------     ----------     ---------    -------------------
James E. Dovey .....................................         1999          $183,750       $183,750            $  --
Chairman of the Board and Chief Executive Officer(2)         1998           175,000         95,000               --
William H. Pearson .................................         1999          $183,750       $183,750           $78,576
President of European Operations ...................         1998           175,000         96,250            45,407
Richard N. Clevenger ...............................         1999          $157,500       $157,500           $33,768
Senior Vice President and Chief Technology Officer .         1998           150,000         82,500            32,987
David E. Lacey .....................................         1999          $170,000       $ 85,000            $  --
Senior Vice President and Chief Financial Officer(3)         1998             7,083           --                 --

-------------
(1) Includes perquisites and other benefits paid in excess of 10% of the total annual salary and bonus received by such officer during the last fiscal year. These amounts consist of housing allowances, moving expenses and travel expenses associated with the relocation of these executives to Paris and their ongoing foreign service.
(2) Mr. Dovey resigned as Chief Executive Officer effective December 31, 1999. He currently holds the positions of Chairman of the Board of CompleTel LLC and Managing Director of CompleTel Europe.
(3)  Mr. Lacey joined us in December 1998.

Employment agreements

     In May 1998, CompleTel LLC's wholly owned subsidiary, CableTel Management, Inc., entered into employment agreements with each of Messrs. Pearson and Clevenger, subsequently amended in February 2000, which include the following terms:

     Salary. During the course of their employment, Mr. Pearson is to receive an annual base salary of $175,000, and Mr. Clevenger is to receive an annual base salary of $150,000. These salaries may be adjusted upward by the board. In 1999, they were increased to $183,750 and $157,500, respectively.

     Bonus. At the end of each calendar year, each of Messrs. Pearson and Clevenger will be entitled to receive an incentive bonus of up to 55% of his annual salary if we achieve certain performance benchmarks set by the board during the year. For 1999, CableTel Management, Inc.'s board augmented the bonus awards for each of these individuals.

     Tax equalization. As expatriates, Messrs. Pearson and Clevenger are subject to additional taxes and different taxes than if they lived and worked in the U.S. Consequently, their employment agreements contain tax equalization provisions designed to ensure that they will be placed in substantially the same economic position as if they were employed in the U.S.

     Severance. Messrs. Pearson and Clevenger will receive severance benefits if their employment is terminated due to death, disability, or nonperformance in an amount equal to their base salary and benefits for nine months. Each is entitled to receive severance benefits equal to his base salary and benefits for 24 months after the date of termination if he is terminated without cause or if he is terminated or constructively terminated within six months after a change in control. If the employee resigns or is terminated for cause, he will not be entitled to severance benefits.

     In December 1998, CableTel Management, Inc. entered into an employment agreement with Mr. Lacey, Senior Vice President and Chief Financial Officer, including, the following terms, among others:

     Salary. During the course of his employment, Mr. Lacey is to receive an annual base salary of $170,000, which salary may be adjusted upward by the board.

     Bonus. At the end of each calendar year, beginning in 1999, Mr. Lacey will be entitled to receive an incentive bonus of up to 50% of his annual salary if he achieves during the year certain performance benchmarks set by the board.

     Severance. Mr. Lacey will receive severance benefits in an amount equal to his base salary and benefits for three months in the event his employment is terminated due to his death or disability, for nonperformance, by us, without cause, or within six months after a change of control. If his employment is terminated for cause or he resigns, he will not be entitled to severance benefits.


Compensation of members of the board of managers

     We will reimburse the members of the board of managers for their reasonable out-of-pocket expenses incurred in connection with attending board or committee meetings for CompleTel LLC or any of its subsidiaries. Additionally, we have agreed to maintain existing levels of directors' and officers' indemnity insurance coverage. Except Mr. Dovey, who is compensated as an employee of CableTel Management, Inc., the members receive no other compensation for services provided as a member of the board of managers, as a member of the board of any of our subsidiaries, or as a member of any board committee.


Compensation committee interlocks and insider participation

     The members of the Compensation Committee include Messrs. Allen, DeGeorge, Finnegan and Holland. Messrs. Finnegan and DeGeorge are Supervisory Directors of CompleTel Europe and Managing Directors of each of its principal subsidiaries. Mr. Dovey, who is Chairman of the Board, currently is a supervisory director of CompleTel Europe and managing director of its principal subsidiaries. Mr. Pearson a member of the Board is a managing director of CompleTel Europe.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the security ownership as of December 31, 1999 by each of the managers and named executive officers, all managers and executive officers as a group and each owner of more than 5% of our equity securities.

                                                                                    Percentage
                                                                                    of Common
     Name of beneficial owner                                        Common Units     Units
     ------------------------                                        ------------   ----------
     Directors and Named Executive Officers:
     James E. Dovey(1)                                                  6,806           5.3%
     William H. Pearson                                                 6,835           5.3%
     Richard N. Clevenger                                               5,840           4.6%
     David E. Lacey                                                     1,172            *
     James C. Allen                                                       858            *
     Royce J. Holland                                                     858            *
     Lawrence F. DeGeorge(2)                                           27,204          21.2%
     Paul J. Finnegan                                                    ---            ---
     James H. Kirby                                                      ---            ---
     James N. Perry, Jr.                                                 ---            ---
     All directors and executive officers as a group (10 persons)      48,401          38.7%
     5% Owners:
     Madison Dearborn Partners(3)                                      65,808          51.3%
     DeGeorge Telecom Holdings Limited Partnership(2)                  27,204          21.2%

-------
* Less than 1%
(1) These common interests are held by Mr. Dovey, Dovey Company LLC and Dovey Family Partners LLP.
(2) Mr. DeGeorge is the Chairman and Chief Executive Officer of LPL Investment Group, Inc., the general partner of DeGeorge Holdings Limited Partnership, and his address is c/o LPL Investment Group, Inc., 140 Intracoastal Pointe, Suite 410, Jupiter, Florida 33477. Mr. DeGeorge has sole voting and investment power over the units owned by DeGeorge Telecom Holdings Limited Partnership.
(3) These common interests are held by Madison Dearborn Capital Partners II, L.P. The address of Madison Dearborn Partners, Inc. is Three First National Plaza, Suite 3800, Chicago, Illinois 60602.

Item 13.  Certain Relationships and Related Transactions

January 1999 Equity contribution

     In January 1999, in connection with a corporate restructuring, Madison Dearborn Partners and DeGeorge Holdings, each a beneficial owner of more than 5% of outstanding shares of CompleTel Europe, purchased additional CompleTel LLC preferred interest for $2.51 million and $1.06 million, respectively. Messrs. Pearson, Clevenger and Lacey purchased additional CompleTel LLC preferred interests for an aggregate of $57,000.

November 1999 equity contribution

     In November 1999, Madison Dearborn Partners and DeGeorge Holdings, each a beneficial owner of more than 5% of our outstanding interests, purchased CompleTel LLC preferred interests for $20.21 million and $8.34 million, respectively. Additionally, Messrs. Dovey, Pearson, Allen and Holland, each of whom are members of the board of CompleTel LLC, purchased CompleTel LLC preferred interests for $0.48 million, $0.20 million, $0.23 million and $0.23 million, respectively; and Messrs. Clevenger and Lacey, each of whom are an executive officer, purchased CompleTel LLC preferred interests for $0.17 million and $0.20 million respectively.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

(a)      Index to Financial Statements

(b)      Reports on Form 8-K

         None.

(c)      Exhibits

Exhibit No.   Description
-----------   -----------

3.1(1)   Amended and Restated Certificate of Formation of CompleTel LLC
3.2(1) Second Amended and Restated Limited Liability Company Agreement of CompleTel LLC dated January 28, 1999
10.1(1) Employment Agreement by and between CableTel Management, Inc. and William H. Pearson, dated as of May 18, 1998
10.2(1) Employment Agreement by and between CableTel Management, Inc. and Richard N. Clevenger, dated as of May 18, 1998
10.3(1) Employment Agreement by and between CableTel Management, Inc. and David Lacey dated as of December 16, 1998
10.4(1)  Employment Agreement by and between CableTel Management, Inc. and James
         E. Dovey dated as of May 18, 1999
10.5(1) Amended and Restated CompleTel LLC Guaranty Agreement, dated as of July 14, 1999 by CompleTel LLC in favor of the noteholders
10.6(1) Executive Securities Agreement by and between CableTel Europe LLC and James E. Dovey, dated as of May 18, 1998
10.7(1) First Amended and Restated Executive Securities Agreement by and between CableTel Europe LLC and Richard N. Clevenger, dated as of January 28, 1999
10.8(1) Executive Securities Agreement by and between CableTel Europe LLC and William H. Pearson, dated as of May 18, 1998
10.9(1) Executive Securities Agreement by and between CompleTel LLC and David Lacey dated as of December 2, 1998
10.10(1) Joinder and Rights Agreement by and between CompleTel LLC and David
         Lacey dated as of December 2, 1998.
10.11(1) First Amended and Restated Equity Purchase Agreement, dated as of
         January 28, 1999, by and among CompleTel LLC and Madison Dearborn Capital Partners II, LP, DeGeorge Holdings Limited Partnership, James
         C. Allen, Royce J. Holland, George T. Laub, Reed E. Hundt, Dovey Company LLC, William H. Pearson, Richard Clevenger and David A. Lacey.
10.12(1) First Amended and Restated Securityholders Agreement dated as of
         January 28, 1999, by and among CompleTel LLC and Madison Dearborn Capital Partners II, LP, DeGeorge Holdings Limited Partnership,
         James C. Allen, Royce J. Holland, George T. Laub, Reed E. Hundt, Dovey Company LLC, William H. Pearson, Richard Clevenger and David A. Lacey.
10.13(1) First Amended and Restated Performance Vesting Agreement dated as of
         January 28, 1999, by and among CompleTel LLC and Madison Dearborn Capital Partners II, LP, DeGeorge Holdings Limited Partnership, James
         C. Allen, Royce J. Holland, George T. Laub, Reed E. Hundt, Dovey Company LLC, William H. Pearson, Richard Clevenger and David A. Lacey.
10.14(1) Management Agreement, dated as of February 25, 1999, by and between ING
         Trust, CompleTel Europe N.V. and CompleTel LLC
10.15    First Amendment to CompleTel Europe N.V. 2000 Stock Option Plan
12.1     Computation of Ratio of Earnings to Fixed Charges
21.1     Subsidiaries
27.1     Financial Data Schedule

-----------

(1) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4, file number 333-82305, filed with the Securities and Exchange Commission on July 2, 1999 and incorporated herein by reference.


     (b) Financial Statement Schedules:

     Schedules have been omitted because the information required to be shown in the schedules is not applicable or is included elsewhere in our financial statements or the notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COMPLETEL LLC


Date: March 29, 2000                         By: /s/ William H. Pearson
                                                --------------------------------
                                                      William H. Pearson
                                                      Chief Executive Officer
                                                      and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                  Signature                          Title                              Date
                  ---------                          -----                              ----
         /s/ James E. Dovey                          Chairman and Secretary             March 29, 2000
-----------------------------------------
              James E. Dovey

                                                     Manager                            March 29, 2000
-----------------------------------------
              James C. Allen

         /s/ Royce J. Holland                        Manager                            March 29, 2000
-----------------------------------------
              Royce J. Holland

         /s/ Lawerence F. DeGeorge                   Manager                            March 29, 2000
-----------------------------------------
              Lawrence F. DeGeorge

         /s/ Paul J. Finnegan                        Manager                            March 29, 2000
-----------------------------------------
              Paul J. Finnegan

         /s/ James H. Kirby                          Manager                            March 29, 2000
-----------------------------------------
              James H. Kirby

         /s/ James N. Perry, Jr.                     Manager                            March 29, 2000
-----------------------------------------
              James N. Perry, Jr.

         /s/ William H. Pearson                      Chief Executive Officer            March 29, 2000
-----------------------------------------            and President
              William H. Pearson                     (Principal Executive Officer)


         /s/ David E. Lacey                          Senior Vice President, Treasurer   March 29, 2000
-----------------------------------------            and Chief Financial Officer
              David E. Lacey

         /s/ John M. Hugo                            Corporate Controller               March 29, 2000
-----------------------------------------
              John M. Hugo