Form 10-Q
period 2000-06-30
COMPLE TEL LLC
filed 2000-08-15
CIK 1089554

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000.

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                       Commission file number: 000-30075

                                 COMPLETEL LLC
            (Exact name of registrant as specified in its charter)

    Amsterdam, The Netherlands                              98-0202823
  (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                        Identification No.)


                                 Kruisweg 609
                               2132 NA Hoofddorp
                                The Netherlands
                   (Address of principal executive offices)

                               (31) 20 666 1701
                          (Issuer's telephone number)

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

                               [ ] Yes    [X] No

The Registrant currently does not have any publicly traded securities.

As of July 1, 2000, the Registrant had outstanding 123,572 units of its common units.

                                 COMPLETEL LLC
                                   FORM 10-Q

                                     INDEX

                                                                                                                            Page
                                                                                                                            Number
                                                                                                                            ------
PART I.        FINANCIAL INFORMATION                                                                                           1

     ITEM 1.   Financial Statements (unaudited)                                                                                1

               Consolidated Condensed Balance Sheets as of
               June 30, 2000 and December 31, 1999 (unaudited)                                                                 1

               Consolidated Condensed Statements of Operations for the
               Three and Six Months Ended June 30, 2000 and 1999 (unaudited)                                                   2

               Consolidated Condensed Statement of Members' Equity (Deficit) for the
               Six Months Ended June 30, 2000 (unaudited)                                                                      3

               Consolidated Condensed Statements of Cash Flows for the
               Six Months Ended June 30, 2000 and 1999 (unaudited)                                                             4

               Notes to Unaudited Consolidated Condensed Financial Statements (unaudited)                                      5

     ITEM 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                                          12

     ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk                                                     17

PART II        OTHER INFORMATION                                                                                              18

     ITEM 4.   Submission of Matters to a Vote of Security Holders                                                            18

     ITEM 6.   Exhibits

SIGNATURES                                                                                                                    20


                        PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                        COMPLETEL LLC AND SUBSIDIARIES
                        ------------------------------


                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
               (Stated in thousands of U.S. Dollars  see Note 2)
                                  (Unaudited)

                                                                    June 30,  December 31,
                           ASSETS                                     2000       1999
                           ------                                 ---------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                                       $ 527,604   $    60,469
  Restricted investments                                             74,443             -
  Customer accounts receivable                                        6,323         1,702
  VAT receivables, prepaid expenses and other current assets         26,433        14,892
                                                                   ---------  -----------
      Total current assets                                          634,803        77,063
                                                                   ---------  -----------
LONG-TERM ASSETS:
  Property and equipment, net (Note 4)                              172,440        92,872
  Licenses and other intangibles, net                                 3,947         4,938
  Deferred financing costs, net                                      20,286         6,352
  Other long-term assets                                                986           872
                                                                   ---------  -----------
      Total long-term assets                                        197,659       105,034
                                                                   ---------  -----------
TOTAL ASSETS                                                       $832,462   $   182,097
                                                                   ========   ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Network vendor payables                                          $  48,212  $    28,711
  Accrued liabilities and trade accounts payable                      40,159       24,076
                                                                   ---------  -----------
      Total current liabilities                                       88,371       52,787
                                                                   ---------  -----------
LONG-TERM DEBT                                                       261,675       79,922
                                                                   ---------  -----------
MINORITY INTEREST                                                    117,991          279

REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED UNITS:
  No par value, -0- and 84,070 units authorized, issued and
    outstanding, respectively                                              -      113,469

MEMBERS' EQUITY:
  Common units, no par value; 131,494 units authorized; 123,572
    and 18,485 units issued and outstanding, respectively            623,895       30,065
  Deferred compensation                                              (71,992)     (28,495)
  Other cumulative comprehensive loss                                 (9,673)      (3,912)
  Accumulated deficit                                               (117,805)     (62,018)
                                                                   ---------  -----------
TOTAL MEMBERS' EQUITY                                                364,425      (64,360)
                                                                   ---------  -----------
TOTAL LIABILITIES AND MEMBERS' EQUITY                              $ 832,462  $   182,097
                                                                   =========  ===========

        The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                        COMPLETEL LLC AND SUBSIDIARIES
                        ------------------------------

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                -----------------------------------------------
              (Stated in thousands of U.S. Dollars see - Note 2)
                                  (Unaudited)


                                       Three Months Ended June 30,             Six Months Ended June 30,
                                           2000           1999                    2000           1999
                                       ------------    -----------           -------------    -----------
REVENUES                               $      5,202    $       321           $       8,136    $       321

OPERATING EXPENSES:
  Network costs                               5,254            430                   8,228            564
  Selling, general and administrative        19,598          7,595                  34,658         12,395
  Non-cash compensation charges
    (credits)                                (7,072)           188                  61,724            223
  Depreciation and amortization               4,054            294                   7,014            439
                                       ------------    -----------           -------------    -----------
        Total operating expenses             21,834          8,507                 111,624         13,621
                                       ------------    -----------           -------------    -----------
OPERATING LOSS                              (16,632)        (8,186)               (103,488)       (13,300)

OTHER INCOME (EXPENSE):
  Interest income                             8,775          1,030                   9,239          1,591
  Interest expense, net of
    capitalized interest                     (6,393)        (2,915)                 (8,296)        (4,217)
  Foreign exchange loss and
    other expense                           (10,076)          (266)                (17,906)          (266)
                                       ------------    -----------           -------------    -----------
        Total other income (expense)         (7,694)        (2,151)                (16,963)        (2,892)
                                       ------------    -----------           -------------    -----------
NET LOSS BEFORE MINORITY INTEREST           (24,326)       (10,337)               (120,451)       (16,192)

MINORITY INTEREST IN LOSS OF
  CONSOLIDATED SUBSIDIARIES                   5,726            710                   6,005            710
                                       ------------    -----------           -------------    -----------
NET LOSS BEFORE INCOME TAXES                (18,600)        (9,627)               (114,446)       (15,482)

INCOME TAX PROVISION                              -              -                       -              -
                                       ------------    -----------           -------------    -----------
NET LOSS BEFORE
  EXTRAORDINARY ITEM                        (18,600)        (9,627)               (114,446)       (15,482)

EXTRAORDINARY ITEM - gain on early
  extinguishment of debt                      1,012              -                   1,012              -
                                       ------------    -----------           -------------    -----------
NET LOSS                                    (17,588)        (9,627)               (113,434)       (15,482)

ACCRETION OF REDEEMABLE
  CUMULATIVE CONVERTIBLE
  PREFERRED UNITS                                 -         (1,322)                 (2,353)        (2,294)
                                       ------------    -----------           -------------    -----------
NET LOSS APPLICABLE TO
  COMMON UNITS                         $    (17,588)   $   (10,949)          $    (115,787)   $   (17,776)
                                       ============    ===========           =============    ===========

        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        COMPLETEL LLC AND SUBSIDIARIES
                        ------------------------------

         CONSOLIDATED CONDENSED STATEMENT OF MEMBERS' EQUITY (DEFICIT)
         -------------------------------------------------------------

                    FOR THE SIX MONTHS ENDED JUNE 30, 2000
                    --------------------------------------
 (Stated in thousands of U.S. Dollars, except share and per share amounts -
                                  see Note 2)
                                  (Unaudited)

                                                                                                   Other
                                                                                                 Cumulative
                                                           Common Units                         Comprehensive
                                                      -----------------------      Deferred        Income
                                                        Number       Amount      Compensation      (Loss)
                                                      ----------  -----------    ------------   -------------
BALANCE, December 31, 1999                                18,485  $    30,065    $    (28,495)  $      (3,912)

  Issuance of forfeitable common units                       100        1,150          (1,150)              -

  Repurchase of forfeitable common units                    (500)           -          (3,007)              -
  Conversion of redeemable cumulative
    convertible preferred units to forfeitable
    common units                                         105,487      115,822               -               -
  Gain on issuance of equity at subsidiary                     -      375,780               -               -
  Deferred compensation expense related to
    equity based incentive compensation plan                   -      101,078        (101,078)              -
  Accretion of redeemable cumulative
    convertible preferred units                                -            -               -               -
  Amortization of deferred
    compensation                                               -            -          61,738               -
  Cumulative translation
    adjustments                                                -            -               -          (5,761)

  Net loss                                                     -            -               -               -
                                                      ----------  -----------    ------------   -------------
BALANCE, June 30, 2000                                   123,572  $   623,895    $    (71,992)  $      (9,673)
                                                      ==========  ===========    ============   =============


                                                                                       Total
                                                            Accumulated            Comprehensive
                                                              Deficit              Income (Loss)             Total
                                                            -----------            -------------           ---------
BALANCE, December 31, 1999                                  $   (62,018)           $     (52,096)          $ (64,360)
                                                                                          ======
  Issuance of forfeitable common units                                -                        -                   -

  Repurchase of forfeitable common units                              -                        -              (3,007)
  Conversion of redeemable cumulative
    convertible preferred units to forfeitable
    common units                                                      -                        -             115,822
  Gain on issuance of equity at subsidiary                            -                        -             375,780
  Deferred compensation expense related to
    equity based incentive compensation plan                          -                        -                   -
  Accretion of redeemable cumulative
    convertible preferred units                                  (2,353)                       -             (2,353)
  Amortization of deferred
    compensation                                                      -                        -              61,738
  Cumulative translation
    adjustments                                                       -                   (5,761)             (5,761)

  Net loss                                                     (113,434)                (113,434)           (113,434)
                                                            -----------            -------------           ---------
BALANCE, June 30, 2000                                      $  (177,805)           $    (119,195)          $ 364,425
                                                            ===========            =============           =========

         The accompanying notes are an integral part of this unaudited condensed consolidated financial statements.

                        COMPLETEL LLC AND SUBSIDIARIES
                        ------------------------------


                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
              --------------------------------------------------
              (Stated in thousands of U.S. Dollars - see Note 2)
                                  (Unaudited)

                                                                        Six Months Ended
                                                                      June 30,    June 30,
                                                                        2000        1999
                                                                      ---------   --------
OPERATING ACTIVITIES:
  Net loss                                                            $(113,434)  $(15,482)
  Adjustments to reconcile net loss to cash
    used by operating activities-
      Depreciation and amortization                                       7,014        439
      Non-cash compensation expense                                      61,724        223
      Accretion of senior notes                                           5,319      4,051
      Amortization of deferred financing costs                              345          -
      Minority interest in net loss                                       6,005        710
      Gain on early extinguishment of debt                               (1,012)         -
      Unrealized foreign exchange loss                                    9,373          -
      Exchange differences in affiliate payables                              -        249
      Changes in assets and liabilities-
        Increase in receivables                                          (4,621)    (5,074)
        Increase in other current assets                                (11,541)    (1,046)
        Decrease (increase) in other long-term assets                      (114)       113
        Increase in accrued liabilities and trade accounts payable       16,083     10,486
                                                                      ---------   --------
        Net cash used by operating activities                           (36,311)    (5,331)
                                                                      ---------   --------
INVESTING ACTIVITIES:
  Expenditures for property and equipment                               (91,720)   (26,985)
  Increase in network vendor payables                                    19,501          -
  Purchase of licenses and other intangibles                                  -     (2,543)
  Restricted investments, including funds
    placed in escrow                                                    (74,443)   (73,198)
  Proceeds from escrowed offering and investment earnings                     -     73,198
                                                                      ---------   --------
        Net cash used by investing activities                          (146,662)   (29,528)
                                                                      ---------   --------
FINANCING ACTIVITIES:
  Net proceeds from senior discount notes offering                            -     70,532
  Net proceeds from initial public offering                             491,406          -
  Gross proceeds from senior notes offering                             192,100          -
  Repurchase of senior discount notes                                   (14,243)         -
  Issuance of equity in subsidiary                                            -      4,478
  Issuance of redeemable cumulative convertible preferred units               -     52,580
  Deferred financing costs                                              (14,757)    (3,672)
                                                                      ---------   --------
        Net cash provided by financing activities                       654,506    123,918
                                                                      ---------   --------
  Effect of exchange rates on cash                                       (4,398)    (5,687)
                                                                      ---------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               467,135     83,372

CASH AND CASH EQUIVALENTS, beginning of period                           60,469      3,744
                                                                      ---------   --------
CASH AND CASH EQUIVALENTS, end of period                              $ 527,604   $ 87,116
                                                                      =========   ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Accretion of redeemable cumulative convertible preferred units       $   2,353   $  2,294
                                                                      =========   ========
 SAB No. 51 gain recorded in members' equity related to
   issuance of equity in subsidiary                                   $ 375,780   $    698
                                                                      =========   ========

        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        COMPLETEL LLC AND SUBSIDIARIES
                        ------------------------------


        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        --------------------------------------------------------------



1.   GENERAL:
     --------

CompleTel LLC ("Parent," a Delaware limited liability company) (together with its wholly-owned subsidiaries, the "Company") seeks to be a leading facilities-based operator of a technologically advanced, high capacity fiber optic communications infrastructure and provider of telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas across Western Europe, with an initial focus on network deployment in France and Germany. Additionally, the Company intends to provide Internet access services in France, Germany and the United Kingdom ("UK"). The Company's deployment plan includes building networks in ten metropolitan markets in France and seven markets in Germany.

The Company has been principally engaged in developing its business plans, applying for and procuring regulatory and government authorizations, raising capital, hiring management and other key personnel, working on the design, development and construction of its fiber optic networks and operation support systems, negotiating equipment and facilities agreements, and negotiating interconnection agreements and certain right-of-way agreements. As a result of these activities, the Company has experienced significant operating losses and negative cash flows from operations. The Company expects to continue to generate negative cash flows from operations in each market while it emphasizes development, construction and expansion of its business and until the Company establishes a sufficient revenue generating customer base in that market. The Company also expects to experience ongoing operating losses and negative cash flows as it expands its operations in 17 cities in France and Germany currently included in its business plan and provides Internet-related services in these cities and the United Kingdom.

The Company is currently implementing its business plan to deploy and operate metropolitan area networks ("MANs") in 17 cities in France and Germany and provide Internet-related services in these cities and the United Kingdom. The Company believes that it has fully funded its current business plan to construct MANs in these 17 cities and provide the Internet-related services.

2.   BASIS OF PRESENTATION:
     ----------------------

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and are in the form prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The Company has adopted a calendar fiscal year. Certain prior year amounts have been reclassified to conform with the current year presentation.

Functional Currency

Prior to January 1, 2000, the functional currency for CompleTel LLC, CableTel Management, Inc., CompleTel Holdings LLC, CompleTel N.A.N.V., CompleTel Europe N.V., CompleTel Holding I B.V., CompleTel Holding II B.V. and CompleTel ECC B.V. was the U.S. dollar and the functional currency for each of CompleTel Europe's operating subsidiaries was the applicable local currency. Effective January 1, 2000, the Company's publicly-held subsidiary, CompleTel Europe N.V. ("CompleTel Europe"), CompleTel Holding I B.V., CompleTel Holding II B.V. and CompleTel ECC B.V. and each of their subsidiaries, except those in the U.K., utilized the euro as their functional currency.

3.   INITIAL PUBLIC OFFERING:
     ------------------------

On March 30, 2000, CompleTel Europe completed its initial public offering ("IPO") of common stock. In that offering, CompleTel Europe issued 31,280,000 shares of its common stock in exchange for gross proceeds of approximately $547.4 million. CompleTel Europe will use the proceeds to (i) further develop fiber optic networks in its target markets in France and Germany, (ii) fund the expansion of its Internet-related services, (iii) develop complimentary local access systems, (iv) fund net operating losses and (v) for general corporate purposes.

Compensation Charges

CompleTel Europe's IPO caused certain common units of the Company held by employees of the Company to vest as a result of meeting specified performance vesting criteria. As a result, the Company recorded compensation expense of approximately $41.0 million based on the value of those vested common units as implied by the IPO price received. In addition, based upon the IPO value of the Company as indicated above, the Company recorded additional compensation expense and deferred compensation in the quarter ended March 31, 2000, of approximately $23.2 million and $72.4 million, respectively, for performance vesting units that did not vest as a result of the IPO but which may vest upon a qualified sale by Madison Dearborn Partners ("MDP") or in May 2005 based on a deemed vesting date as defined. The additional deferred compensation will be amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if not prior due to a qualified sale by MDP as defined in the executive securities agreements). The recorded amount of compensation expense and deferred compensation for these variable awards are adjusted at each reporting date to reflect management's estimate of the number of such units that will ultimately vest and the fair market value of those units as of the end of each reporting period based on the then current market value of the Company's ordinary shares. Accordingly, as of June 30, 2000, the Company reduced previously recorded compensation expense and deferred compensation of approximately $ 7.2 million and $31.1 million, respectively, based on the June 30, 2000 share price of CompleTel Europe N.V.

The compensation charges (credits) described above are included in non-cash compensation charges (credits) in the accompanying statement of operations for the three and six months ended June 30, 2000. Also included in non-cash compensation charges for the three and six months ended June 30, 2000 is $1.8 million and $3.4 million, respectively, resulting from the recognition of deferred compensation on fixed stock option awards granted to employees and other common units of Parent held by employees subject only to time vesting.

4.   PROPERTY AND EQUIPMENT:
     -----------------------

Property and equipment includes network equipment, office furniture and equipment, computer equipment and software, leasehold improvements and construction in progress. These assets are stated at cost and are depreciated when ready for their intended use. Property and equipment at June 30, 2000 and December 31, 1999, consisted of the following (in thousands):


                                                     June 30,  December 31,
                                                       2000        1999
                                                   ----------  ------------
          Network equipment                        $   78,180  $     39,955
          Office furniture and equipment                3,093         1,521
          Computer equipment and software               8,274         5,582
          Leasehold improvements                        4,257         1,855
          Buildings                                       206           206
                                                   ----------   -----------
          Property and equipment, in service           94,010        49,119
          Less: accumulated depreciation              (10,509)       (4,215)
                                                   ----------   -----------
          Property and equipment, in service, net      83,501        44,904
          Network construction in progress             88,939        47,968
                                                   ----------   -----------
          Property and equipment, net                $172,440   $    92,872
                                                   ==========   ===========

5.   LONG-TERM DEBT:
     ---------------

Senior Discount Notes

In February 1999, CompleTel Europe completed an offering of 147,500 units (the "Units") consisting of $147.5 million aggregate principal amount at maturity of 14% Senior Discount Notes due 2009 (the "Notes") issued by CompleTel Europe and 1,475,000 non-voting Class B Membership Interests of CompleTel Holdings. CompleTel Europe issued the Notes at a substantial discount from their principal amount at maturity. The proceeds of the offering, net of offering fees and costs, were approximately $72.6 million and were held in an escrow account until CompleTel Europe received a minimum commitment of $90 million in senior credit facilities. To comply with Netherlands laws, the Notes are guaranteed by the Company on a senior unsecured basis. As the Company is a holding company with no operations other than the operations to be conducted by CompleTel Europe and its subsidiaries, it is unlikely that the Company will have sufficient funds to satisfy CompleTel Europe's obligations on the Notes if CompleTel Europe is unable to satisfy its own obligation on the Notes. Of the $75 million gross proceeds from the offering, approximately $70.5 million was attributed to the Notes and approximately $4.5 million was attributed to the 1,475,000 Class B Membership Interests of CompleTel Holdings.

Cash interest will not accrue on the Notes prior to February 15, 2004, with the Notes accreting to their stated principal amount at maturity at an effective interest rate of 15.1%. The accretion will be charged to interest expense. Commencing February 15, 2004, interest on the Notes will accrue at 14% per annum and will be payable in cash on August 15 and February 15 of each year. The Notes mature February 16, 2009.

Credit Agreement

In January 2000, CompleTel Europe executed an agreement for a 265 million senior secured credit facility with Goldman Sachs International and Paribas as co-arrangers of the facility. The funds were to be available to the Company's subsidiaries, initially to include CompleTel ECC, CompleTel Services S.A.S., CompleTel France and CompleTel Germany, in two tranches including a euro term facility available until December 31, 2000, in the aggregate amount of (Euro)105 million and a euro revolving loan facility available until December 31, 2002, in the aggregate amount of (Euro)160 million. The (Euro)160 million tranche was to become available after May 31, 2000, if the euro term facility was fully drawn, and other conditions were satisfied. Following December 31, 2002, up to 141 million of the outstanding advances under the euro revolving loan facility will first be converted into a term loan, and any other outstanding advances will become part of a 19 million working capital facility. The facility matures on December 31, 2006.

In April 2000, CompleTel Europe entered into an agreement (the "Suspension Agreement") with the lenders under its credit facility which provides that CompleTel Europe will not borrow funds under its credit facility until the credit facility is amended and that, in turn, during this period, the lenders will suspend the application of various provisions, including substantially all of the representations, covenants and events of default in the credit facility. During such period, certain other provisions of the credit facility will remain in effect including, without limitation, the obligation to maintain the security interests of the lenders and to pay, among other things, commitment fees to the lenders. The Suspension Agreement will be in effect until the earlier of (a) January 11, 2001, (b) the date CompleTel Europe cancels its credit facility or
(c) the date an amendment to the credit facility is in effect. In the event that an amendment to the credit facility cannot be agreed upon by six months, or, if extended by CompleTel Europe, nine months, after the effective date of the Suspension Agreement, the Suspension Agreement and credit facility will terminate. After giving effect to this offering, without this suspension of the covenants, CompleTel Europe would not be able to borrow under its credit facility without obtaining a waiver from the lenders. CompleTel Europe intends to negotiate an amendment to the credit facility prior to the expiration of the Suspension Agreement which will include modifications to the covenants and permit CompleTel Europe to borrow under such amended credit facility.

Senior Notes

In April 2000, CompleTel Europe completed an offering of an aggregate (Euro)200 million 14% senior notes due 2010 (the "Senior Notes"). A portion of the proceeds were used to repurchase $27.0 million ((euro)27.6 million) principal amount at maturity of the Notes. CompleTel Europe lent approximately (Euro) $74.4 million of the net proceeds of the Senior Notes offering to a wholly-owned subsidiary which used the funds to invest in a portfolio of securities which is pledged as security for the Senior Notes. The proceeds of these pledged securities will be used to make the first six interest payments on the Senior Notes. The remaining proceeds from the Senior Notes offering will be used to (i) fund the further deployment of the Company's networks in existing markets and an additional six cities in France and Germany, (ii) fund the expansion of the Company's Internet-related services, (iii) develop complementary local access systems, (iv) fund net operating losses and (v) for general and corporate purposes.


Long-term debt consists of the following:

                                                       June 30,  December 31,
                                                         2000        1999
                                                       --------  ------------
14% Senior Discount Notes, face amount
   $147.5 million, due 2009, effective interest rate
   of 15.1%, at accreted value                         $ 71,415  $     79,922
 (Euro)265 million senior secured credit facility             -             -
14% Senior Notes, face amount
    (Euro)200 million due 2010                          190,260             -
                                                       --------  ------------
          Total                                        $261,675  $     79,922
                                                       ========  ============

6.   SEGMENT REPORTING:
     ------------------

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

As of and for the three months ended June 30, 2000 (in thousands):

                                                                          CompleTel
                                CompleTel     CompleTel     CompleTel       Europe
                                   SAS           GmbH        UK Ltd.      And Other     Consolidated
                                ---------     ---------     ---------     ---------     ------------
Revenues                        $   3,378     $     477     $   1,347     $       -     $      5,202
Depreciation and amortization       2,328         1,175            58           493            4,054
Net income (loss) applicable
  to common units                 (17,647)      (11,502)         (715)       12,276          (17,588)
Total assets                      136,650        77,921         2,452       615,439          832,462
Expenditures for long-lived
  assets                           24,557        27,356           242         4,408           56,583

As of and for the three months ended June 30, 1999 (in thousands):

                                                                          CompleTel
                                CompleTel     CompleTel     CompleTel       Europe
                                   SAS           GmbH        UK Ltd.      And Other     Consolidated
                                ---------     ---------     ---------     ---------     ------------
Revenues                        $     281     $       -     $      40     $       -     $        321
Depreciation and amortization         188             2            10            94              294
Net loss applicable to common
  units                            (5,419)         (592)         (237)       (4,701)         (10,949)
Total assets                       45,184           479           971        83,084          129,718
Expenditures for long-lived
  assets                           15,400           234            18           859           16,511

As of and for the six months ended June 30, 2000 (in thousands):

                                                                          CompleTel
                                CompleTel     CompleTel     CompleTel       Europe
                                   SAS           GmbH        UK Ltd.      And Other     Consolidated
                                ---------     ---------     ---------     ---------     ------------
Revenues                        $   5,163     $     702     $   2,271     $       -     $      8,136
Depreciation and amortization       4,342         1,892            93           687            7,014
Net income (loss) applicable
  to common units                 (30,914)      (17,936)       (1,024)      (65,913)        (115,787)
Total assets                      136,650        77,921         2,452       615,439          832,462
Expenditures for long-lived
  assets                           44,296        41,582           407         5,435           91,720


As of and for the six months ended June 30, 1999 (in thousands):

                                                                          CompleTel
                                CompleTel     CompleTel     CompleTel       Europe
                                   SAS           GmbH        UK Ltd.      And Other     Consolidated
                                ---------     ---------     ---------     ---------     ------------
Revenues                        $     281     $       -     $      40     $       -     $        321
Depreciation and amortization         326             2            10           101              439
Net income (loss) applicable
  to common units                  X(9,548)         (735)         (650)       (6,843)         (17,776)
Total assets                       45,184           479           971        83,084          129,718
Expenditures for long-lived
  assets                           25,745           262            39         3,482           29,528

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this report, the words "intend", "expect," "estimate," "anticipate," "project," "believe," "plan," and "should", or other variations of such terms, are intended to identify forward-looking statements. Specifically, statements included in this report that are not historical facts, including statements about our beliefs and expectations about our business and our industry are forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results or outcomes to differ materially. These risks and uncertainties include, but are not limited to, our ability to do the following in a timely manner: successfully market our network services to current and new customers; interconnect with and develop cooperative working relationships with incumbent local exchange carries; develop efficient operations support systems and other back office systems; successfully and efficiently transfer new customers to our networks and access new geographic markets; successfully develop Internet data centers and market our Internet-related services; identify, finance and complete suitable acquisitions and partnering arrangements with other companies; secure additional financing necessary to carry out our plans and expand our services; install new switching facilities and other network equipment; obtain leased fiber optic line capacity, rights-of-way, building access rights and any required governmental authorizations, franchiser and permits; consistently deliver reliable services and minimize system failures or shutdowns; sucessfully obtain necessary regulatory approvals and manage changes in regulatory requirments; and other factors discussed in our filings with the Securities and Exchange Commission. Forward-looking statements included in this report speak only as of the date of this report and we will not revise or update these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

Prior to January 1, 2000, the functional currency for CompleTel LLC, CableTel Management Inc., CompleTel Holdings LLC, CompleTel N.A.N.V., CompleTel Europe N.V., CompleTel Holding I B.V., CompleTel Holding II B.V. and CompleTel ECC B.V. was the U.S. Dollar and the functional currency for each of CompleTel Europe's operating subsidiaries was the applicable local currency. Effective January 1, 2000, the Company's publicly-held subsidiary, CompleTel Europe N.V. ("CompleTel Europe"), CompleTel Holding I B.V., CompleTel Holding II B.V. and CompleTel ECC B.V. and each of their subsidiaries, except, those in the U.K., utilized the euro as their functional currency.

CompleTel LLC currently intends to begin the distribution of CompleTel Europe N.V. ordinary shares beneficially owned by CompleTel LLC's members, through optional redemptions of their fully vested units, beginning at the end of the third quarter 2000, subject to limitations imposed by applicable Dutch law and Delaware law. Upon all units becoming fully vested, CompleTel LLC currently intends to permit the optional redemption of such units and initiate the liquidation process.

Results of Operations

We have generated operating losses and negative cash flow from our operating activities to date. As a result of our operating history, prospective investors have limited operating and financial data about us upon which to base an evaluation of our performance.

Revenues

For the quarter ended June 30, 2000, revenues totaled $5.2 million compared to $0.3 million for the comparable period in 1999. For the six months ended June 30, 2000 revenues totaled $8.1 million, compared to $0.3 million in the comparable period in 1999. Since January 1998, we have developed and refined our business plans, procured regulatory and governmental authorizations for our 17 markets, raised capital, hired management and other key personnel, designed, developed and begun installing our fiber optic metropolitan area networks and operation support systems, obtained senior financing commitments and negotiated equipment and facilities agreements.

Operating Expenses

Our primary operating expenses consist of network costs, selling, general and administrative expenses, including start-up costs, and depreciation and amortization expenses.

Network Costs

Network costs for the three and six month periods ended June 30, 2000 totaled $5.3 million and $8.2 million, respectively, compared to $0.4 million and $0.6 million for the comparable periods in 1999. We expect these costs will increase as we expand our networks and services. Our network costs include costs such as interconnection costs, the cost of leasing high capacity digital lines that interconnect our network with the networks of other providers, the cost of leasing local loop lines that connect our customers to our network, and switch site rent, operating and maintenance costs. We also lease dark fiber and conduit to establish and augment our networks in certain markets.

For the quarter ended June 30, 2000, our direct operating margin, which includes network costs directly associated with our revenues such as interconnect costs, totaled $2.7 million, or 50 percent. For the prior quarter, direct operating margin was over 50 percent. For the three and six month period ended June 30, 2000, our gross margin, which includes all network costs, was approximately break-even.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include selling and marketing costs, customer care, billing, corporate administration, salaries and other personnel costs and legal fees. For the three and six month periods ended June 30, 2000, selling, general and administrative expenses totaled $19.6 million and $34.7 million, respectively, compared to $7.6 million and $12.4 million for the comparable periods in 1999. The $4.0 million increase in the second quarter and the increase in the comparable 1999 period are due to the rapid growth in the number of our personnel and associated wages, salaries and related costs.

We are assembling a large, locally based, direct sales force in our local and regional markets and a national account team to service multiple location customers and key account executives. To attract and retain a highly qualified sales force, we offer our sales and customer-care personnel a highly competitive compensation package. The number of employees increased from 206 as of June 30, 1999 to 564 as of June 30, 2000. On June 30, 2000, we had a sales force of 138 (including managers and administrators), compared to 59 on June 30, 1999. We expect the number of sales and marketing personnel to continue to grow and our selling, general and administrative costs to increase as we develop and expand our operations.

We incurred amortization of stock-based compensation expense of approximately $1.6 million and $1.6 million under our fixed stock option plan for the three and six month ended June 30, 2000. This amount is based on deferred compensation at the date of grant totaling approximately $32.0 million.

We incurred additional stock-based compensation expense of approximately $41.0 million upon completion of our IPO due to the resulting vesting of certain CompleTel LLC performance vesting units held by certain of our employees in connection with a qualified public offering. This compensation expense is based on an assumed IPO price of (Euro)17.50 ($17.09) per share. In addition, based upon our value as indicated in the IPO, we recorded compensation expense and deferred compensation in the quarter ended March 31, 2000, of approximately $23.2 million and $72.4 million, respectively, for performance vesting units that will not vest as a result of the IPO but which may vest upon a qualified sale by Madison Dearborn Partners or in May 2005 based on a deemed vesting date. The additional deferred compensation is being amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if not prior due to a qualified sale by Madison Dearborn Partners). The recorded amount of compensation expense and deferred compensation for these variable awards are adjusted at each reporting date to reflect management's estimate of the number of such units that will ultimately vest and the fair market value of those units as of the end of the reporting period based on the then current market value of ordinary shares. Accordingly, as of June 30, 2000, we reduced previously recorded compensation expense and deferred compensation by approximately $7.2 million and $31.1 million, respectively, based on the June 30, 2000 share price of CompleTel Europe N.V.

Depreciation and Amortization

For the three and six-month periods ended June 30, 2000, we recorded depreciation and amortization expense of $4.0 million and $7.0 million, respectively, compared to $0.3 million and $0.4 million for the comparable periods in 1999. These increases are due to increases in network and non-network related property and equipment. We started recording network depreciation during the quarter ended June 30, 1999 when we initiated network services.

Other Income and Expense

We incurred interest expense, net of $2.6 million of capitalized interest, of $6.4 million during the quarter ended June 30, 2000. Interest expense for the quarter ended June 30, 1999 totaled $2.9 million. For the six-month periods ended June 30, 2000 and 1999, interest expense totaled $8.3 million, net of $3.8 million of capitalized interest and $4.2 million, respectively. The interest expense recorded reflects interest on our senior notes, the accretion of our senior discount notes and the amortization of deferred financing costs. We capitalize a portion of our interest costs as part of the construction cost of our networks, in accordance with Statement of Financial Accounting Standards No. 34 "Capitalization of Interest Costs" ("SFAS 34").

Interest income totaled $8.8 million and $9.2 million for the three and six month periods ended June 30, 2000, respectively, compared to $1.0 million and $1.6 million for the comparable periods in 1999. CompleTel Europe applied for an exemption from regulations required by the Investment Company Act of 1940. As a result of the regulation, and until such time that we obtain an exemption, to remain in compliance with the investment requirements as of June 30, 2000, we have invested approximately $470.6 million of our initial public offering proceeds and senior notes proceeds in short-term maturities of U.S. treasury bills. As a result of this requirement, we have entered into forward currency contracts for the amount of these investments to minimize our currency exposure.

Foreign Exchange Rates

The revenues, costs, assets and liabilities of CompleTel Europe and its operating subsidiaries are, for the most part, denominated in euros, which is their functional currency, effective January 1, 2000. Therefore, they are exposed to changes in currency exchange rates due to their U.S. dollar denominated debt and investments. The notes which CompleTel Europe issued in February 1999 expose us to exchange rate fluctuations as the payment of principal and interest on the notes will be made in U.S. dollars, and a substantial portion of our future cash flow used to service these payments will be denominated in local currencies, including the euro. While we intend to take steps to minimize exchange rate risks, we cannot assure you that we will not be materially adversely affected by variations in currency exchange rates.

Net Loss

Our net loss during the three and six month periods ended June 30, 2000 was $23.3 million and $121.5 million, respectively, compared to net losses during the similar periods in 1999 of $10.9 million and $17.8 million, respectively. The increases were primarily the result of non-cash compensation charges and substantial start-up costs of the operating subsidiaries.

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

                                                                          Six Months Ended
                                                                        --------------------
                                                                         June 30,    June 30,
                                                                           2000        1999
                                                                        ---------   ---------
  Net Loss                                                              $(119,160)  $(15,482)
  Interest expense (net of interest income and capitalized interest)         (943)     2,626
  Income taxes                                                                  -          -
  Depreciation and amortization                                             7,014        439
  Non-cash compensation expense                                            61,724        223
  Foreign exchange loss and other expense                                  17,906        266
  Gain on early extinguishment of debt                                     (1,012)         -
                                                                        ---------   --------
      Negative Adjusted EBITDA                                          $ (34,471)  $(11,928)
                                                                        =========   ========

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

Statements of Cash Flows
------------------------

We had cash and cash equivalents of $527.6 million as of June 30, 2000, an increase of $467.1 million from $60.5 million as of December 31, 1999. Details of the change in cash and cash equivalents are set forth in the table below.

                                                         Six Months Ended
                                                      --------------------
                                                       June 30,    June 30,
                                                         2000       1999
                                                      ---------   --------
  Cash flows from operating activities                $ (36,311)  $ (5,331)
  Cash flows from investing activities                 (146,662)   (29,528)
  Cash flows from financing activities                  654,506    123,918
  Effect of exchange rates on cash                       (4,398)    (5,687)
                                                      ---------   --------
  Net increase in cash and cash equivalents             467,135     83,372
  Cash and cash equivalents at beginning of period       60,469      3,744
                                                      ---------   --------
  Cash and cash equivalents at end of period          $ 527,604   $ 87,116
                                                      =========   ========

Cash Flows from Operating Activities

During the six months ended June 30, 2000, we used $36.3 million in operating activities, a $31.0 million increase from the $5.3 million used in operating activities for the similar period in 1999. This decrease was primarily related to the substantial organization and start-up costs incurred during the development of our networks. Our development efforts increased significantly since the first half of 1999.

Cash Flows from Investing Activities

We used approximately $146.7 million of cash in investing activities during the six months ended June 30, 2000, compared to a use of $29.5 million for the similar period in 1999. The increase was primarily due to investment of our initial public offering proceeds during the first quarter of 2000 and the purchase of approximately $74.4 million of securities that are currently pledged as security for our senior notes (see Liquidity and Capital Resources below).

Cash Flows from Financing Activities

We had approximately $654.5 million of cash flows from financing activities during the six months ended June 30, 2000, compared to $123.9 million for the similar period in 1999. The increase was due to the proceeds from our initial public offering and our senior note offering less approximately $14.2 million used to repurchase a portion of our existing senior discount notes. Cash flows from financing activities during the first quarter of 1999 resulted from proceeds from our senior discount note offering and equity contributions from our parent.

Liquidity and Capital Resources
-------------------------------

The telecommunications business is capital intensive. We have needed and will continue to need large amounts of capital to fund capital expenditures, working capital, debt service, and operating losses. As of June 30, 2000, we had $602.0 million of cash and short-term investments and net working capital of $546.4 million.

In January 2000, CompleTel Europe executed an agreement for a (Euro)265 million senior secured credit facility with Goldman Sachs International and Paribas as co-arrangers of the facility. As of June 30, 2000, we had no borrowings outstanding under the facility. In April 2000, we entered into a suspension agreement with the co-arrangers and other parties whereby we agreed not to borrow funds under the credit facility in exchange for their agreement to suspend the application of substantially all of the representations, covenants and events of default. See Note 5 of the Notes to Unaudited Consoldiated Condensed Financial Statements included elsewhere in this report for a discussion of the agreement.

In April 2000, CompleTel Europe completed an offering of an aggregate (Euro)200 million 14% senior notes due 2010 (the "Senior Notes"). A portion of the proceeds from the Senior Notes offering were used to repurchase $27.0 million
(Euro)27.6 million principal amount at maturity of our existing senior discount notes. CompleTel Europe lent approximately $74.4 million of the net proceeds to a wholly-owned subsidiary which used the funds to invest in a portfolio of securities which is pledged as security for the Senior Notes. The proceeds of these pledged securities will be used to make the first six interest payments on the Senior Notes. The remaining proceeds from the Senior Notes offering will be used to (i) fund the further deployment of our networks in existing markets and an additional six cities in France and Germany, (ii) fund the expansion of our Internet-related services,
(iii) develop complementary local access systems, (iv) fund net operating losses and (v) for general and corporate purposes.

Capital Expenditures

During the quarters ended June 30, 2000 and 1999, we made capital expenditures of $56.6 million and $16.5 million, respectively, for property and equipment necessary to deploy networks in our initial markets. For the six-month periods ended June 30, 2000 and 1999, we made capital expenditures totaling $91.7 million and $29.5 million respectively. We also used capital during these periods to fund our operating losses.

The actual amount and timing of the Company's future capital requirements may differ materially from the Company's current estimates, and additional financing may be required in the event of departures from the Company's business plans and projections, including those caused by unforeseen delays, cost overruns, engineering design changes, demand for the Company's services that varies from that expected by the Company, and adverse regulatory, technological or competitive developments. The Company may also require additional capital (or require financing sooner than anticipated) if it alters the schedule or targets of its roll-out plan in response to regulatory, technological or competitive developments (including additional market developments and new opportunities in and outside of its target markets). The Company intends to evaluate potential joint ventures, strategic alliances, and acquisition opportunities on an ongoing basis as they arise, and the Company may require additional financing if it elects to pursue any such opportunities. The Company also may be required to seek additional financing if it elects to provide complementary telecommunications services or deploy networks in other Western European markets beyond its target markets. Sources of additional financing may include commercial bank borrowings, vendor financing and/or the private or public sale of equity or debt securities.

The Company is currently implementing its business plan to deploy and operate metropolitan area networks ("MANs") in 17 cities in France and Germany and provide Internet-related services in these cities and the United Kingdom. The Company believes that it has fully funded its current business plan to construct MANs in these 17 cities and provide the Internet-related services.

Item 3.  Quantitative and Qualitative Disclosure about Market Risks

Investment Portfolio and Interest Rate Sensitivity

Our investment policy is limited by the indentures for our outstanding notes and our senior secured credit facility. We are restricted to investing in financial instruments with a maturity of one year or less (with certain limited exceptions). We are required to utilize investments that meet high credit quality standards, such as obligations of the U.S. government or any European Economic Community member government or any agency thereof guaranteed by the country, certificates of deposits, money market deposits, and commercial paper with a rating of A-1 or P-1. When and if we terminate the suspension of our credit facility, we would be required to enter into an interest rate hedging program with respect to 50% of every tranche of (Euro)50 million borrowed to mitigate foreign currency exchange rate risk.

Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We are thus exposed to market risk related to changes in market interest rates. To date, we have managed these risks by monitoring market rates and the duration of our investments.

Impact of Foreign Currency Rate Changes

Our operations are not significantly exposed to changes in currency exchange rates because our revenues, costs, assets and liabilities are, for the most part, denominated in euros. However, the senior discount notes which we issued in February 1999 expose us to exchange rate fluctuations as the payment of principal and interest on the notes will be made in dollars, and a substantial portion of our future cash flows used to service these payments will be denominated in euros. In addition, because of the issues surrounding our desire to not be considered an investment company under the Investment Company Act of 1940, we must invest a substantial portion of our available cash in U.S. government treasury bills with various short-term maturities. Accordingly, we have executed certain forward currency contracts in order to hedge our risk against foreign currency fluctuations between the U.S. dollar and the euro. While we intend to take steps to minimize exchange rate risks, we cannot assure you that we will not be materially adversely affected by variations in currency exchange rates.

Our operating subsidiaries' monetary assets and liabilities are subject to foreign currency exchange risk if purchases of network equipment and services are denominated in currencies other than the subsidiary's own function currency. However, the majority of such purchases to date have been based on each subsidiary's functional currency.

The spot rates for the euro are shown below expressed in dollar per one euro.

             December 31, 1998               $ 1.181/(1)/
             June 30, 1999                   $ 1.033
             December 31, 1999               $ 1.007
             June 30, 2000                   $ 0.951

/(1)/ Based on the exchange rate as of January 4, 1999, the date on which the Euro Noon Buying Rate was first quoted.

We intend to manage exchange rate risk by incurring financing liabilities denominated in the currency of the country of operations. In addition, we intend to adopt hedging strategies to manage our exposure to foreign currency exchange rate risk.

                          PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders of CompleTel LLC during the quarter ended June 30, 2000:

By written consent of the members of CompleTel LLC dated April 21, 2000, the members approved, ratified and confirmed the actions of the executive committee of the board of managers with respect to the redemption of Class B Interests of CompleTel Holdings LLC and the dissoluton of CompleTel Holdings LLC.

By written consent of the members of CompleTel LLC dated May 9, 2000, the members approved, ratified and confirmed the actions of the board of directors of CableTel Management, Inc. with respect to amending the employment agreements of Messrs. Lacey, Pearson and Dovey and entering into a secondment agreement with Mr. Lacey.

By written consent of the members of CompleTel LLC dated May 15, 2000, the members approved, ratified and confirmed the actions of the executive committee of the board of managers with respect to amending the articles of association of CompleTel (N.A.) N.V. and the redemption of Class B Interests of CompleTel Holdings LLC.


Item 6(a)  Exhibits

Exhibit No.  Description
-----------  -----------------------------------------------------------------------------------------------------------------------
    10.1     CompleTel LLC Guaranty Agreement, dated April 13, 2000 by CompleTel LLC in favor of the noteholders
    10.2(1)  Amended Employment Agreement by and between CableTel Management, Inc. and William H. Pearson, dated June 30, 2000
    10.3(1)  Amended Employment Agreement by and between CableTel Management, Inc. and David Lacey dated June 30, 2000
    10.4(1)  Amended Employment Agreement by and between CableTel Management, Inc. and James E. Dovey dated June 30, 2000
    10.5(1)  Amended and Restated Executive Securities Agreement by and between CompleTel LLC and Martin Rushe dated as of January
             15, 2000
    10.6(1)  Amended and Restated Executive Securities Agreement by and between CompleTel LLC and Hansjorg Rieder dated as of May
             26, 1999
    10.7(1)  First Omnibus Amendment dated March 24, 2000 by and among CompleTel LLC and the Parties defined therein
    10.8(1)  Second Amended and Restated Performance Vesting Agreement dated November 23, 1999 by and among CompleTel LLC and the
             Purchasers defined therein
    10.9(1)  Second Amended and Restated Securityholders Agreement dated November 23, 1999 by and among CompleTel LLC and the
             Securityholders defined therein
   10.10(1)  Second Amended and Restated Equity Purchase Agreement dated November 23, 1999 by and among CompleTel LLC and the
             Purchasers defined therein
   10.11(2)  German License Certificate Class 4 for the Provision of Voice Telephony Services on the Basis of Self-operated
             Telecommunications Networks for Cities in the Administrative District of Leipzig dated July 7, 2000
   10.12(2)  German License Certificate Class 3 for the Operation of Transmission Lines for the Offer of Telecommunications
             Services for the Public by the Licensee or other Parties for Cities in the Administrative District of Leipzig dated
             July 7, 2000
   10.13(2)  German License Certificate Class 3 for the Operation of Transmission Lines for the Offer of Telecommunications
             Services for the Public by the Licensee or other Parties for Cities in the Administrative District of Dresden dated
             July 7, 2000
   10.14(2)  German License Certificate Class 3 for the Operation of Transmission Lines for the Offer of Telecommunications
             Services for the Public by the Licensee or other Parties for Cities in the Administrative Districts of Karlsruhe and
             Rheinhessen-Pfalz dated July 7, 2000


   10.15(2)  German License Certificate Class 3 for the Operation of Transmission Lines for the Offer of Telecommunications
             Services for the Public by the Licensee or other Parties for the State of Hamburg, Cities in the State of
             Schleswig-Holstein and Cities in the Administrative District of Luneburg dated July 7, 2000
   10.16(2)  German License Certificate Class 4 for the Provision of Voice Telephony Services on the Basis of Self-operated
             Telecommunications Networks for Cities in the Administrative District of Stuttgart dated July 7, 2000
   10.17(2)  German License Certificate Class 4 for the Provision of Voice Telephony Services on the Basis of Self-operated
             Telecommunications Networks for Cities in the Administrative District of Dresden dated July 7, 2000
   10.18(2)  German License Certificate Class 4 for the Provision of Voice Telephony Services on the Basis of Self-operated
             Telecommunications Networks for the State of Hamburg, Cities in the State of Schleswig-Holstein and Cities in the
             Administrative District of Luneburg dated July 7, 2000
   10.19(2)  German License Certificate Class 4 for the Provision of Voice Telephony Services on the Basis of Self-operated
             Telecommunications Networks for Cities in the Administrative Districts of Karlsruhe and Rheinhessen-Platinate dated
             July 7, 2000
   10.20(2)  German License Certificate Class 3 for the Operation of Transmission Lines for the Offer of Telecommunications
             Services for the Public by the Licensee or other Parties for Cities in the Administrative District of Stuttgart dated
             July 7, 2000
   10.21(2)  Amendment to German License Certificate Class 3 for the Operation of Transmission Lines Offered for Telecommunications
             Services for the Public by the Licensee or Others for Cities in the Administrative District of Darmstadt and Cities in
             the State of Rhineland-Palatinate dated July 7, 2000
   10.22(2)  Amendment to German License Certificate Class 4 for Voice Telephony Services on the Basis of Self-operated
             Telecommunications Networks for Cities in the Administrative District of Darmstadt and Cities in the State of
             Rhineland-Palatinate dated July 7, 2000
       27.1  Financial Data Schedule

___________
(1) Previously filed as an exhibit to the Registrants' Registration Statement on Form S-4, file number 333-41126, filed with the Securities and Exchange Commission on July 11, 2000 and incorporated herein by reference.

(2) Previously filed as an exhibit to Amendment No. 1 to the Registrants' Registration Statement on Form S-4, file number 333-41126, filed with the Securities and Exchange Commission on July 21, 2000 and incorporated herein by reference.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         COMPLETEL LLC
                                         (Registrant)


Date:  August 14, 2000                   /s/ William H. Pearson
                                         ----------------------
                                         William H. Pearson
                                         President and
                                         Chief Executive Officer


Date:  August 14, 2000                   /s/ David E. Lacey
                                         ------------------
                                         David E. Lacey
                                         Chief Financial Officer