Form 10-Q
period 2000-09-30
COMPLE TEL LLC
filed 2000-11-14
CIK 1089554

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED: SEPTEMBER 30, 2000

   / /     TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM ______ TO ______

                      COMMISSION FILE NUMBER: 333-41126-01

                             ---------------------

                                 COMPLETEL LLC
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   52-2073805
     (State or other jurisdiction of            (IRS Employer Identification No.)
      incorporation or organization)

                              6300 S. SYRACUSE WAY
                                   SUITE 355
                           ENGLEWOOD, COLORADO 80111
                    (Address of principal executive offices)

                                  303-741-4788
                          (Issuer's telephone number)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The Registrant currently does not have any publicly traded classes of common stock. As of November 1, 2000, the Registrant had outstanding 123,572 units of its common units.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 COMPLETEL LLC
                                   FORM 10-Q
                                     INDEX

                                                                                        PAGE
                                                                                       NUMBER
                                                                                      --------
PART I.                 FINANCIAL INFORMATION.......................................      1

  ITEM 1.               Financial Statements (unaudited)............................      1

                        Consolidated Condensed Balance Sheets as of September 30,
                          2000 and December 31, 1999 (unaudited)....................      1

                        Consolidated Condensed Statements of Operations for the
                          Three and Nine Months Ended September 30, 2000 and 1999
                          (unaudited)...............................................      2

                        Consolidated Condensed Statement of Members' Equity
                          (Deficit) for the Nine Months Ended September 30, 2000
                          (unaudited)...............................................      3

                        Consolidated Condensed Statements of Cash Flows for the Nine
                          Months Ended September 30, 2000 and 1999 (unaudited)......      4

                        Notes to Interim Unaudited Consolidated Condensed Financial
                          Statements (unaudited)....................................      5

  ITEM 2.               Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     11

  ITEM 3.               Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     17

PART II.                OTHER INFORMATION...........................................     19

  ITEM 6.               Exhibits and Reports on Form 8-K............................     19

SIGNATURES..........................................................................     20

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         COMPLETEL LLC AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (STATED IN THOUSANDS OF U.S. DOLLARS--SEE NOTE 2)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 428,235       $ 60,469
  Short-term investments, restricted........................       24,402             --
  Customer accounts receivable..............................        9,737          1,702
  VAT receivables, prepaid expenses and other current
    assets..................................................       25,962         14,892
                                                                ---------       --------
    Total current assets....................................      488,336         77,063
                                                                ---------       --------
LONG TERM ASSETS:
  Property and equipment, net (see Note 4)..................      202,005         92,872
  Licenses and other intangibles, net.......................        4,046          4,938
  Deferred financing costs, net.............................       19,343          6,352
  Long-term investments, restricted.........................       45,724             --
  Other long-term assets....................................        2,210            872
                                                                ---------       --------
    Total long-term assets..................................      273,328        105,034
                                                                ---------       --------
TOTAL ASSETS................................................    $ 761,664       $182,097
                                                                =========       ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Network vendor payables.....................................    $  52,370       $ 28,711
Accrued liabilities and trade accounts payable..............       57,368         24,076
                                                                ---------       --------
    Total current liabilities...............................      109,738         52,787
                                                                ---------       --------
LONG-TERM DEBT..............................................      248,849         79,922
                                                                ---------       --------
MINORITY INTEREST...........................................       97,538            279
REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED UNITS:
    No par value, -0- and 84,070 units authorized, issued
      and outstanding, respectively.........................           --        113,469
MEMBERS' EQUITY:
  Common units, no par value; 131,494 units authorized;
    123,572 and 18,485 units issued and outstanding,
    respectively............................................      605,322         30,065
  Deferred compensation.....................................      (55,158)       (28,495)
  Other cumulative comprehensive loss (see Note 7)..........      (45,300)        (3,912)
  Accumulated deficit.......................................     (199,325)       (62,018)
                                                                ---------       --------
TOTAL MEMBERS' EQUITY.......................................      305,539        (64,360)
                                                                ---------       --------
TOTAL LIABILITIES AND MEMBERS' EQUITY.......................    $ 761,664       $182,097
                                                                =========       ========

         The accompanying notes are an integral part of these unaudited consolidated condensed balance sheets.

                         COMPLETEL LLC AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS    THREE MONTHS     NINE MONTHS     NINE MONTHS
                                                ENDED           ENDED           ENDED           ENDED
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
REVENUES..................................    $  8,844        $  1,055        $  16,980        $  1,376

OPERATING EXPENSES:
  Network costs...........................       9,258             871           17,486           1,435
  Selling, general and administrative.....      23,050          10,533           57,708          22,909
  Non-cash deferred compensation..........      (4,324)            486           57,400             728
  Depreciation and amortization...........       6,405           1,412           13,419           1,851
                                              --------        --------        ---------        --------
    Total operating expenses..............      34,389          13,302          146,013          26,923
                                              --------        --------        ---------        --------
OPERATING LOSS............................     (25,545)        (12,247)        (129,033)        (25,547)

OTHER INCOME (EXPENSE):
  Interest income.........................       6,856             640           16,095           2,231
  Interest expense, net of capitalized
    interest..............................      (7,349)         (2,174)         (15,645)         (6,391)
  Foreign exchange loss and other, net....      (3,322)            (11)         (21,228)           (277)
                                              --------        --------        ---------        --------
    Total other income (expense)..........      (3,816)         (1,545)         (20,779)         (4,437)
                                              --------        --------        ---------        --------
NET LOSS BEFORE MINORITY INTEREST.........     (29,361)        (13,792)        (149,812)        (29,984)

MINORITY INTEREST IN LOSS OF CONSOLIDATED
  SUBSIDARIES.............................       7,841             985           13,846           1,695
                                              --------        --------        ---------        --------
NET LOSS BEFORE INCOME TAXES..............     (21,520)        (12,807)        (135,966)        (28,289)
INCOME TAX PROVISION......................          --              --               --              --
                                              --------        --------        ---------        --------
NET LOSS BEFORE EXTRAORDINARY ITEM........     (21,520)        (12,807)        (135,966)        (28,289)

EXTRAORDINARY ITEM:
  Gain on early extinguishment of debt....          --              --            1,012              --

NET LOSS..................................     (21,520)        (12,807)        (134,954)        (28,289)
                                              --------        --------        ---------        --------
ACCRETION OF REDEEMABLE CUMULATIVE
  CONVERTIBLE PREFERRED UNITS.............          --          (1,322)          (2,353)         (3,616)
                                              --------        --------        ---------        --------
NET LOSS APPLICABLE TO COMMON UNITS.......    $(21,520)       $(14,129)       $(137,307)       $(31,905)
                                              ========        ========        =========        ========

         The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         COMPLETEL LLC AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENT OF MEMBERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
     (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT UNIT AMOUNTS--SEE NOTE 2)
                                  (UNAUDITED)

                                                                                          OTHER
                                                                                        CUMULATIVE
                                                   COMMON UNITS                       COMPREHENSIVE
                                                -------------------     DEFERRED          INCOME       ACCUMULATED
                                                 NUMBER     AMOUNT    COMPENSATION        (LOSS)         DEFICIT       TOTAL
                                                --------   --------   -------------   --------------   ------------   --------
BALANCE, December 31, 1999....................   18,485    $ 30,065     $(28,495)       $  (3,912)      $ (62,018)$   $(64,360)
  Issuance of forfeitable common units........      100       1,150       (1,150)              --              --           --
  Repurchase of forfeitable common units......     (500)         --       (3,007)              --              --       (3,007)
  Conversion of redeemable cumulative
    convertible preferred units to forfeitable
    common units..............................  105,487     115,822           --               --              --      115,822
  Gain on issuance of equity at subsidiary....       --     375,780           --               --              --      375,780
  Deferred compensation expense related to
    equity based incentive compensation
    plan......................................       --      82,505      (69,090)              --              --       13,415
  Accretion of redeemable cumulative
    convertible preferred units...............       --          --           --               --          (2,353)      (2,353)
  Amortization of deferred compensation.......       --          --       46,584               --              --       46,584
  Cumulative translation adjustments..........       --          --           --          (41,388)             --      (41,388)
Net loss......................................       --          --           --               --        (134,954)    (134,954)
                                                -------    --------     --------        ---------       ---------     --------
BALANCE, September 30, 2000...................  123,572    $605,322     $(55,158)       $ (45,300)      $(199,325)    $305,539
                                                =======    ========     ========        =========       =========     ========

         The accompanying notes are an integral part of this unaudited consolidated condensed financial statements.

                         COMPLETEL LLC AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               (STATED IN THOUSANDS OF U.S. DOLLARS--SEE NOTE 2)
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
OPERATING ACTIVITIES:
  Net loss..................................................    $(134,954)      $(28,289)
  Adjustments to reconcile net loss to cash used by
    operating activities:
  Depreciation and amortization.............................       13,419          1,851
  Non-cash compensation expense.............................       57,400            728
  Accretion of senior discount notes........................        7,999          6,598
  Amortization of deferred financing costs..................          945            477
  Gain on early extinguishment of debt......................       (1,012)            --
  Minority interest in net loss.............................      (13,846)        (1,695)
  Unrealized foreign exchange loss..........................       10,598             --
  Changes in assets and liabilities
    Increase in customer accounts receivables...............       (8,035)        (7,776)
    Increase in other current assets........................      (11,070)        (1,470)
    Increase in other long-term assets......................       (1,338)          (168)
    Increase in accrued liabilities and other trade accounts
      payable...............................................       33,292         23,051
                                                                ---------       --------
        Net cash (used by) operating activities.............      (46,602)        (6,693)
                                                                ---------       --------
INVESTING ACTIVITIES:
  Purchase of property and equipment........................     (139,703)       (53,546)
  Increase in network vendor payables.......................       23,659             --
  Acquisition of licenses and other tangibles...............         (892)        (3,129)
  Offering proceeds and investments earnings placed in
    escrow..................................................      (74,443)       (73,198)
  Proceeds from escrowed offering proceeds and investment
    earnings................................................           --         73,198
                                                                ---------       --------
        Net cash (used by) investing activities.............     (191,379)       (56,675)
                                                                ---------       --------
FINANCING ACTIVITIES:
  Net proceeds from senior discount notes offering..........           --         72,572
  Net proceeds from initial public offering.................      486,519             --
  Net proceeds from senior notes offering...................      185,448             --
  Repurchase of senior discount notes.......................      (14,243)            --
  Issuance of equity in subsidiary..........................           --          4,478
  Issuance of redeemable cumulative convertible preferred
    units...................................................           --         53,637
  Issuance of common units..................................           --              2
  Deferred financing costs..................................       (9,020)        (5,660)
                                                                ---------       --------
        Net cash provided by financing activities...........      648,704        125,029
                                                                ---------       --------
Effect of Exchange Rates on Cash............................      (42,957)        (5,227)
                                                                ---------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      367,766         56,434

CASH AND CASH EQUIVALENTS, beginning of period..............       60,469          3,744
                                                                ---------       --------
CASH AND CASH EQUIVALENTS, end of period....................    $ 428,235       $ 60,178
                                                                =========       ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accretion of redeemable cumulative convertible preferred
    units...................................................    $   2,353       $  3,616
                                                                =========       ========
  SAB No.51 gain recorded in member's equity related to
    issuance of equity in subsidiaries......................    $ 375,780       $    698
                                                                =========       ========

         The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         COMPLETEL LLC AND SUBSIDIARIES

     NOTES TO INTERIM UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  GENERAL:

    CompleTel LLC ("Parent", or "CompleTel LLC"), a Delaware limited liability company, is a holding company (together with its direct wholly-owned and indirect majority owned subsidiaries, the "Company"), which seeks to be a leading facilities-based operator of a technologically advanced, high capacity fiber optic communications infrastructure and provider of telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas across Western Europe, with an initial focus on network deployment in France and Germany. Additionally, the Company intends to establish Internet data centers (IDCs) and provide Internet access, web hosting and Internet value added services in France, Germany and the United Kingdom. The Company is deploying metropolitan fiber-optic networks in 17 markets in France and Germany and business-oriented, Internet-related services in 18 markets, including London.

    The Company has been principally engaged in developing its business plans, applying for and procuring regulatory and government authorizations, raising capital, hiring management and other key personnel, working on the design, development and construction of its fiber optic networks and operation support systems, negotiating equipment and facilities agreements, and negotiating interconnection agreements and certain right-of-way agreements. As a result of these activities, the Company has experienced significant operating losses and negative cash flows from operations. The Company expects to continue to generate negative cash flows from operations in each of its markets while it emphasizes development, construction and expansion of its business and until the Company establishes a sufficient revenue generating customer base in its markets. The Company also expects to experience ongoing operating losses and negative cash flows as it expands its operations in the 17 markets in France and Germany currently included in its business plan and builds out its IDCs and provides Internet-related services in these markets and the United Kingdom. The Company believes that it has fully funded its current business plan to construct metropolitan area networks ("MANs") in these 17 markets and build out its IDCs and provide these Internet-related services.

2.  BASIS OF PRESENTATION:

    The accompanying interim unaudited consolidated condensed financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and are in the form prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim consolidated condensed unaudited financial statements should be read in conjunction with the audited financial statements of the Parent as of and for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

    The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The Parent and the Company have adopted a calendar fiscal year. Certain prior year amounts have been reclassified to conform with the current year presentation.

FUNCTIONAL CURRENCY

    Prior to January 1, 2000, the functional currency for the Parent and certain Companies, including CompleTel Europe N.V., a publicly held Dutch holding company that is majority owned by Parent ("CompleTel Europe"), CableTel Management, Inc., CompleTel Holdings LLC, CompleTel N.A.N.V., CompleTel Europe N.V., CompleTel Holding I B.V., CompleTel Holding II B.V. and CompleTel ECC B.V., was the U.S. dollar and the functional currency for each of CompleTel Europe's operating subsidiaries was the applicable local currency. Effective January 1, 2000, CompleTel Europe N.V., CompleTel Holding I B.V., CompleTel Holding II B.V. and CompleTel ECC B.V and each of their subsidiaries, except those in the U.K., adopted the euro as their functional currency. Additionally, CompleTel Europe and certain of its subsidiaries adopted the euro as their functional currency.

3.  INITIAL PUBLIC OFFERING:

    On March 30, 2000, CompleTel Europe completed its initial public offering ("IPO") of ordinary shares. In the offering, CompleTel Europe issued 31,280,000 ordinary shares in exchange for gross proceeds of approximately $534.6 million based on the U.S. dollar public offering price of $17.09 per share. A portion of the IPO shares, 22,936,069, were offered in Europe, at a public offering price of E17.50 per share. The effect of the shares offered in Europe results in gross proceeds translated into U.S. dollars of approximately $524.1 million. CompleTel Europe is using the proceeds to (i) further develop fiber optic networks in its target markets in France and Germany, (ii) fund the build out of its IDCs and expansion of its Internet-related services, (iii) develop complimentary local access systems, (iv) fund net operating losses, and (v) for general corporate purposes.

COMPENSATION CHARGES

    CompleTel Europe's IPO caused certain common units of the Parent held by employees of the Company to vest as a result of meeting specified performance vesting criteria. As a result, CompleTel Europe recorded compensation expense of approximately $41.0 million based on the value of those vested common units as implied by the IPO price received. In addition, based upon the IPO value of CompleTel Europe as indicated above, CompleTel Europe recorded additional compensation expense and deferred compensation in the quarter ended March 31, 2000, of approximately $23.2 million and $72.4 million, respectively, for performance vesting units that did not vest as a result of the IPO but which may vest upon a qualified sale by a founding investor in Parent, Madison Dearborn Partners ("MDP"), or in May 2005 based on a deemed vesting. The additional deferred compensation is amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if not prior due to a qualified sale by MDP as defined in the executive securities agreement). The recorded amount of compensation expense and deferred compensation for these variable awards are adjusted at each reporting date to reflect management's estimate of the number of such units that will ultimately vest and the fair market value of those units as of the end of each reporting period based on the then current market value of the ordinary shares of CompleTel Europe. Accordingly, for the three and nine months ended September 30, 2000, CompleTel Europe reduced previously recorded compensation expense by approximately $5.2 million and $12.4 million, respectively, and deferred compensation by approximately $18.1 million and $49.2 million, respectively, based on the closing price per share on September 30, 2000.

    The compensation charges (credits) described above are included in non-cash compensation charges (credits) in the accompanying statement of operations for the three and nine months ended September 30, 2000. Also included in non-cash compensation charges for the three and nine months ended September 30, 2000, is $1.8 million and $6.8 million, respectively, resulting from the recognition of deferred compensation on fixed stock option awards granted to the Company's employees and other common units of Parent held by employees subject only to time vesting.

4.  PROPERTY AND EQUIPMENT:

    Property and equipment includes network equipment, office furniture and equipment, computer equipment and software, leasehold improvements and construction in progress. These assets are stated at cost and are depreciated when ready for their intended use. Property and equipment at September 30, 2000 and December 31, 1999, consisted of the following (in thousands):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
Network equipment...................................    $116,416         $39,955
Office furniture and equipment......................       3,453           1,521
Computer equipment and software.....................       8,344           5,582
Leasehold improvements..............................       5,521           1,855
Buildings...........................................         958             206
                                                        --------         -------
Property and equipment, in service..................     134,692          49,119
Less: accumulated depreciation......................     (15,128)         (4,215)
                                                        --------         -------
Property and equipment, in service, net.............     119,564          44,904
Network construction in progress....................      82,441          47,968
                                                        --------         -------
Property and equipment, net.........................    $202,005         $92,872
                                                        ========         =======

5.  LONG-TERM DEBT:

SENIOR DISCOUNT NOTES

    In February 1999, CompleTel Europe completed an offering of 147,500 units (the "Units") consisting of $147.5 million aggregate principal amount at maturity of 14% Senior Discount Notes due 2009 (the "Notes") issued by CompleTel Europe and 1,475,000 non-voting Class B Membership Interests of CompleTel Holdings. CompleTel Europe issued the Notes at a substantial discount from their principal amount at maturity. The proceeds of the offering, net of offering fees and costs, were approximately $72.6 million and were held in an escrow account until CompleTel Europe received a minimum commitment of $90 million in senior credit facilities. To comply with Netherlands laws, Parent guaranteed the Notes on a senior unsecured basis. Parent is a holding company with no operations other than the operations conducted by CompleTel Europe and its subsidiaries, and it is unlikely that Parent will have sufficient funds to satisfy CompleTel Europe's obligations on the Notes if CompleTel Europe is unable to satisfy its own obligation on the Notes. Of the $75 million gross proceeds from the offering, approximately $70.5 million was attributed to the Notes and approximately $4.5 million was attributed to the 1,475,000 Class B Membership Interests of CompleTel Holdings. During the third quarter, the Company redeemed the Class B Membership Interests in exchange for ordinary shares of CompleTel Europe.

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

CREDIT AGREEMENT

    In January 2000, CompleTel Europe executed an agreement for a E265 million senior secured credit facility with Goldman Sachs International and BNP Paribas as co-arrangers of the facility. The facility currently is suspended under the terms of an agreement between the Company and the lenders.

    Under the facility, funds were to be available to several subsidiaries, initially to include CompleTel ECC B.V., CompleTel Services S.A.S., CompleTel S.A.S. and CompleTel GmbH, in two tranches including a euro term facility available until December 31, 2000, in the aggregate amount of E105 million and a euro revolving loan facility available until December 31, 2002, in the aggregate amount of E160 million. The E160 million tranche was to become available after May 31, 2000, if the euro term facility was fully drawn, and other conditions were satisfied. Following December 31, 2002, up to E141 million of the outstanding advances under the euro revolving loan facility were first to be converted into a term loan, and any other outstanding advances were to become part of a E19 million working capital facility. The facility matures on December 31, 2006.

    In April 2000, the Company entered into an agreement (the "Suspension Agreement") with the lenders under the credit facility which provides that the of the Company will not borrow funds under the credit facility until the credit facility is amended. In turn, during this period, the lenders will suspend the application of various provisions, including substantially all of the representations, covenants and events of default in the credit facility. During this period, certain other provisions of the credit facility remain in effect including, without limitation, the obligation to maintain the security interests of the lenders and to pay, among other things, commitment fees to the lenders. The Suspension Agreement will be in effect until the earlier of
(a) January 11, 2001, (b) the date the Company cancels the credit facility or
(c) the date an amendment to the credit facility is in effect. The Company plans to negotiate an amended credit facility prior to the expiration of the Suspension Agreement which, among other things, will include modifications to the covenants and permit the Company to borrow under such amended credit facility. The Company currently is in discussions with the lenders regarding the extension of the current termination date of the Suspension Agreement.

SENIOR NOTES

    In April 2000, CompleTel Europe completed an offering of an aggregate
E200 million 14% senior notes due 2010 (the "Senior Notes"). A portion of the proceeds were used to repurchase $27.0 million (E27.6 million) principal amount at maturity of the Notes. CompleTel Europe lent approximately $74.4 million of the net proceeds of the Senior Notes offering to a wholly-owned subsidiary which used the funds to invest in a portfolio of securities which is pledged as security for the Senior Notes. The proceeds of these pledged securities will be used to make the first six interest payments on the Senior Notes. The Company is using the remaining proceeds from the Senior Notes to (i) fund the further deployment of the Company's networks in existing markets and additional markets in France and Germany, (ii) fund the build out of the IDCs and the expansion of the Company's Internet-related services, (iii) develop complementary local access systems, (iv) fund net operating losses, and (v) for general and corporate purposes.

    Long-term debt at September 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
14% Senior Discount Notes, face amount
  $147.5 million, due 2009, effective interest rate
  of 15.1%, at accreted value.......................    $ 76,609         $79,922
E265 million senior secured credit facility.........          --              --
14% Senior Notes, face amount E200 million due
  2010..............................................     172,240              --
                                                        --------         -------
  Total.............................................    $248,849         $79,922
                                                        ========         =======

6.  SEGMENT REPORTING:

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

    Currently, management evaluates the Company's development efforts according to the geographic location of its markets. Certain financial information reflecting the Company's development efforts is presented below.

    As of and for the three months ended September 30, 2000 (in thousands):

                                                                              COMPLETEL
                                          COMPLETEL   COMPLETEL   COMPLETEL   EUROPE AND
                                             SAS        GMBH       UK LTD.      OTHER      CONSOLIDATED
                                          ---------   ---------   ---------   ----------   ------------
Revenues................................  $  6,477    $    816     $1,551      $     --      $  8,844
Adjusted EBITDA.........................   (12,304)     (6,653)      (812)       (3,695)      (23,464)
Total assets............................   135,436      96,887      7,615       521,726       761,664
Expenditures for long-lived assets......    20,502      24,582      1,156         1,743        47,983

    As of and for the three months ended September 30, 1999 (in thousands):

                                                                              COMPLETEL
                                          COMPLETEL   COMPLETEL   COMPLETEL   EUROPE AND
                                             SAS        GMBH       UK LTD.      OTHER      CONSOLIDATED
                                          ---------   ---------   ---------   ----------   ------------
Revenues................................  $    676    $     --     $   290     $    379      $  1,055
Adjusted EBITDA.........................    (8,366)     (1,632)       (554)         203       (10,349)
Total assets............................    81,404      13,587       2,048       54,023       135,427
Expenditures for long-lived assets......    18,159       7,513         786          689        27,147

    As of and for the nine months ended September 30, 2000 (in thousands):

                                                                              COMPLETEL
                                          COMPLETEL   COMPLETEL   COMPLETEL   EUROPE AND
                                             SAS        GMBH       UK LTD.      OTHER      CONSOLIDATED
                                          ---------   ---------   ---------   ----------   ------------
Revenues................................   $11,640     $ 1,518     $3,822      $    --       $ 16,980
Adjusted EBITDA.........................   (33,383)    (19,849)    (1,650)      (3,332)       (58,214)
Total assets............................   135,436      96,887      7,615      521,726        761,664
Expenditures for long-lived assets......    64,798      66,164      1,563        8,070        140,595

    As of and for the nine months ended September 30, 1999 (in thousands):

                                                                              COMPLETEL
                                          COMPLETEL   COMPLETEL   COMPLETEL   EUROPE AND
                                             SAS        GMBH       UK LTD.      OTHER      CONSOLIDATED
                                          ---------   ---------   ---------   ----------   ------------
Revenues................................   $   957     $    --     $  348      $   419       $  1,376
Adjusted EBITDA.........................   (18,477)     (2,368)    (1,247)        (876)       (22,968)
Total assets............................    81,404      13,797      2,181       54,023        135,427
Expenditures for long-lived assets......    48,474       7,885        836        4,350         56,675

7.  COMPREHENSIVE INCOME (LOSS):

    The Company has calculated comprehensive income (loss) as follows for the periods presented:

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
Net loss..................................    $(21,520)       $(12,807)       $(134,954)      $(28,289)
Foreign currency translation
  adjustments.............................     (48,238)          2,492          (53,999)        (2,125)
                                              --------        --------        ---------       --------
Comprehensive loss........................    $(69,758)       $(10,315)       $(188,953)      $(30,414)
                                              ========        ========        =========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

    The following discussion contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We often use these types of statements when discussing our plans, strategies, expected revenues, expenses and expenditures, adjusted EBITDA, and results of operations, the markets for our products and services, the development of new products and services, our expansion into new markets, expected sources and uses of funds, and our information management and operations support systems. You generally can identify these statements by our use of forward-looking words, such as "plans", "estimates", "anticipates", "expects", "intends", "will", "should", and "may", and other variations of such terms, and by discussion of a future strategy. These types of statements involve risks and uncertainties and other factors that may cause our actual results, performance, or industry results, to be materially different from what we say or imply with these forward-looking statements. As a result, we caution you not to place undue reliance on these types of statements which speak only as the date of this report.

    These risks and uncertainties include, among other things, our ability to: (1) construct network infrastructure in a timely and efficient manner;
(2) successfully market our network services to current and new customers;
(3) manage rapid and significant changes in technology and the markets for telecommunications services; (4) obtain and maintain necessary licenses, permits, rights of way and other required authorizations and consents;
(5) successfully adapt to changes in the regulatory environment affecting our business; (6) manage increased competition and pricing pressure in our current and planned markets; (7) obtain additional capital to expand our business or fulfill additional capital requirements if we experience significant cost overruns, or delays, or experience demand and usage rates for our services that vary from our expectations; (8) successfully develop and manage strategic relationships with partners, suppliers and joint ventures; (9) successfully control our cost and expense structure; (10) successfully build out our IDCs and expand our Internet-related services; (11) maintain and upgrade critical information and operating support systems, such as our billing, provisioning and network management systems; (12) effectively manage unanticipated system failures or shutdowns; (13) interconnect with the incumbent carriers in a timely and cost-efficient manner; and (14) continue to attract and retain skilled personnel. These forward-looking statements represent management's view only as of the date of this report and we do not undertake any obligation to update the forward-looking statements, or changes in events and circumstances on which they are based, after the date of this report.

    Unless otherwise indicated, all references to the number of shares of CompleTel Europe reflect the five-for-one stock split that it effected on February 25, 2000.

INTRODUCTION

    We are a rapidly growing, facilities-based CLEC provider of switched local access telecommunications and Internet-related services to business end-users, government end-users, carriers and Internet service providers in targeted markets in Western Europe. We offer traditional fixed wireline retail business telecommunications services to our directly connected on-net customers and sell wholesale services to other carriers. We also have established an Internet group that offers a full range of Internet-related services through Internet data centers (IDCs) we are establishing in France, Germany and the United Kingdom.

    Prior to January 1, 2000, the functional currency for CompleTel LLC, CableTel Management, Inc., CompleTel Holdings LLC, CompleTel N.A.N.V., CompleTel Europe N.V., a publicly held Dutch holding company that is majority owned by Parent ("CompleTel Europe"), CompleTel Holding I B.V., CompleTel Holding II B.V. and CompleTel ECC B.V. was the U.S. dollar, and the functional currency for each of CompleTel Europe's operating subsidiaries was the applicable local currency. Effective January 1, 2000, CompleTel Europe, CompleTel

Holding I B.V., CompleTel Holding II B.V. and CompleTel ECC B.V and each of their subsidiaries, except those in the United Kingdom, adopted the euro as their functional currency.

RESULTS OF OPERATIONS--THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED
  TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

    We have generated operating losses and negative cash flow from our operating activities to date. We expect to continue to generate negative cash flows from operations in each of our markets while we emphasize development, construction and expansion of our business and until we establish a sufficient revenue generating customer base in our markets. We also expect to experience ongoing operating losses and negative cash flows as we expand our operations in the 17 markets in France and Germany currently included in our business plan and build out our IDCs and provide Internet-related services in these markets and the United Kingdom. As a result of our operating history, we have limited operating and financial data upon which to base an evaluation of our performance.

REVENUES

    For the quarter ended September 30, 2000, revenues totaled $8.8 million compared to $1.1 million for the comparable period in 1999. For the nine months ended September 30, 2000, revenues totaled $17.0 million, compared to $1.4 million in the comparable period in 1999.

OPERATING EXPENSES

    Our primary operating expenses consist of network costs, selling, general and administrative expenses, including start-up costs, and depreciation and amortization expenses.

NETWORK COSTS

    Network costs for the three and nine month periods ended September 30, 2000 totaled $9.3 million and $17.5 million, respectively, compared to $0.9 million and $1.4 million for the comparable periods in 1999. We expect these costs will increase as we expand our networks and services. Network costs include costs such as interconnection costs, the cost of leasing high capacity digital lines that interconnect our network with the networks of other providers, the cost of leasing local loop lines that connect our customers to our network, and switch site rent, operating and maintenance costs. We also leases dark fiber and conduit to establish and augment our networks in certain markets.

MARGINS

    For the three months ended September 30, 2000, our direct operating margin, which includes network costs directly associated with our revenues such as interconnect costs, totaled $3.6 million, or 41 percent. For the prior quarter, direct operating margin was 50 percent. The direct operating margin decrease is primarily the result of the rapid growth in our Internet dial-up and voice termination revenue, as we were unable to optimize our interconnection agreements to accommodate the growth rate. This revenue grew to $2.5 million in the third quarter, compared to $458 thousand in the second quarter, and resulted in a direct margin loss of 15%. We expect this margin to improve during the fourth quarter 2000. For the three and nine month periods ended September 30, 2000, gross margin, which includes all network costs, was approximately break-even. Certain fixed network costs are incurred in advance of the delivery of the revenue and will be absorbed over time.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    The selling, general and administrative expenses include selling and marketing costs, customer care, billing, corporate administration, salaries and other personnel costs and legal fees. For the three and nine month periods ended September 30, 2000, our selling, general and administrative expenses totaled

$23.1 million and $57.7 million, respectively, compared to $10.5 million and $22.9 million for the comparable periods in 1999. These increases are primarily due to the rapid growth in the number of personnel and associated wages, salaries and related costs.

    We are assembling a large, locally based, direct sales force in our local and regional markets and a national account team to service multiple location customers and key account executives. During the nine months ended
September 30, 2000, our employees increased by 348 employees to 722 as of September 30, 2000, including 156 sales and marketing employees. We expect the number of sales and marketing personnel to continue to grow and our selling, general and administrative costs to increase as we expand our operations.

    We incurred amortization of stock-based compensation expense of approximately $1.5 million and $4.8 million under a fixed stock option plan for the three and nine month ended September 30, 2000. This amount is based on deferred compensation at the date of grant totaling approximately
$32.0 million.

    We incurred additional stock-based compensation expense of approximately $41.0 million upon completion of the initial public offering (IPO) of the ordinary shares of CompleTel Europe due to the resulting vesting of certain CompleTel LLC performance vesting units held by certain of employees of the Company in connection with a qualified public offering. This compensation expense is based on an assumed IPO price of E17.50 per share. In addition, based upon its value as indicated in the IPO, the Company recorded compensation expense and deferred compensation in the quarter ended March 31, 2000, of approximately $23.2 million and $72.4 million, respectively, for performance vesting units that will not vest as a result of the IPO but which may vest either upon a qualified sale by Madison Dearborn Partners, or based on a deemed vesting date in May 2005. The additional deferred compensation is being amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if not prior due to a qualified sale by Madison Dearborn Partners). The recorded amount of compensation expense and deferred compensation for these variable awards are adjusted at each reporting date to reflect management's estimate of the number of such units that will ultimately vest and the fair market value of those units as of the end of the reporting period based on the then current market value of the ordinary shares of CompleTel Europe. Accordingly, for the three and nine month periods ended September 30, 2000, we reduced previously recorded compensation expense by approximately $5.2 million and $12.4 million, respectively, and deferred compensation by approximately $18.1 million and $49.2 million, respectively, based on the closing price per share on September 30, 2000.

DEPRECIATION AND AMORTIZATION

    For the three and nine-month periods ended September 30, 2000, we recorded depreciation and amortization expense of $6.4 million and $13.4 million, respectively, compared to $1.4 million and $1.9 million for the comparable periods in 1999. These increases are due to increases in network and non-network related property and equipment. We started recording network depreciation during the quarter ended September 30, 1999 when we initiated network services.

OTHER INCOME AND EXPENSE

    We incurred interest expense, net of $1.6 million of capitalized interest, of $7.3 million during the quarter ended September 30, 2000. Interest expense for the quarter ended September 30, 1999 totaled $2.2 million. For the nine-month periods ended September 30, 2000 and 1999, interest expense totaled $15.6 million, net of $3.8 million of capitalized interest and $6.4 million, respectively. The interest expense recorded reflects interest on the senior notes due 2010, the accretion of the senior discount notes due 2009 and the amortization of deferred financing costs.

    Interest income totaled $6.9 million and $16.1 million for the three and nine months ended September 30, 2000, respectively, compared to $0.6 million and $2.2 million for the comparable periods in 1999. CompleTel Europe applied for an exemption from the regulations required by the Investment Company Act of 1940. CompleTel Europe received the exemption in August 2000. Through the time that it received the exemption, it had invested approximately $514.0 million of the proceeds from the IPO and senior notes due 2010 in short-term maturities of U.S. treasury bills. Interest income from these U.S. treasury bills totaled $12.1 million for the nine month period ended September 30, 2000. Upon receiving the exemption and the final maturities of the U.S. treasury bills, the Company invested the proceeds in euro denominated instruments.

FOREIGN EXCHANGE LOSS AND OTHER EXPENSES

    The revenues, costs, assets and liabilities of CompleTel Europe and its operating subsidiaries are, for the most part, denominated in euros, which is their functional currency, effective January 1, 2000. Therefore, we are exposed to changes in currency exchange rates due to our U.S. dollar denominated debt and investments. The senior discount notes which CompleTel Europe issued in February 1999 expose us to exchange rate fluctuations as the payment of principal and interest on these notes will be made in U.S. dollars, and a substantial portion of our future cash flow used to service these payments will be denominated in local currencies, including the euro. We intend to take steps to minimize exchange rate risks, however we cannot assure you that we will not be materially adversely affected by variations in currency exchange rates.

NET LOSS

    Net loss during the three and nine month periods ended September 30, 2000 was $21.5 million and $135.0 million, respectively, compared to net losses during the similar periods in 1999 of $12.8 million and $28.3 million, respectively. The increases were primarily the result of non-cash compensation charges and substantial start-up costs of our operating subsidiaries.

ADJUSTED EBITDA

    Since the commencement of operations, we have experienced significant operating losses and negative Adjusted EBITDA, as set forth below. We expect to continue to generate significant operating losses and negative Adjusted EBITDA in each of our markets as we develop, construct and expand our business, until we have established a sufficient revenue-generating customer base in each market.

    We expect to experience increasing consolidated operating losses and negative cash flows from operations as we expand our operations and enter new markets, even if and after we have achieved positive cash flow from operations in our initial markets. The following table summarizes the Adjusted EBITDA calculation for the periods indicated (amounts in thousands of U.S. dollars).

                                                           NINE MONTHS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         2000            1999
                                                     -------------   -------------
Net loss...........................................    $(134,954)      $(28,289)
Interest expense (net of interest income and
  capitalized interest)............................       15,645          6,391
Interest income....................................      (16,095)        (2,231)
Incomes taxes......................................           --             --
Depreciation and amortization......................       13,419          1,851
Non-cash compensation expense......................       57,400            728
Foreign exchange loss and other expense............       21,228            277
Gain on early extinguishment of debt...............       (1,012)            --
Accretion of redeemable cumulative convertible
  preferred units..................................        2,353          3,616
                                                       ---------       --------
Negative Adjusted EBITDA...........................    $ (42,016)      $(17,657)
                                                       =========       ========

    In view of the Company's highly leveraged capital structure, we consider Adjusted EBITDA to be an important performance measure. Adjusted EBITDA consists of net earnings (loss) before interest expense, interest income, income taxes, non-cash compensation expense, depreciation and amortization and other non-cash charges, including foreign currency exchange rate gains and losses. Conceptually, Adjusted EBITDA measures the amount of income generated each period that could be used to service debt, because it is independent of the actual leverage employed by the business; but Adjusted EBITDA ignores funds needed for capital expenditures, income taxes and expansion. Some investment analysts track the relationship of Adjusted EBITDA to total debt as one measure of financial strength. However, Adjusted EBITDA does not represent cash provided or used by operating activities and you should not consider Adjusted EBITDA in isolation or as a substitute for measures of performance prepared in accordance with U.S. generally accepted accounting principles.

    Adjusted EBITDA also may differ significantly from cash flows from operating activities as reflected in a statement of cash flows prepared in accordance with U.S. generally accepted accounting principles. Cash from operating activities is net of interest and taxes paid and is a more comprehensive determination of periodic income on a cash, rather than accrual, basis and is exclusive of non-cash items of income and expenses such as depreciation and amortization. In contrast, Adjusted EBITDA is derived from accrual basis income and is not adjusted for changes in working capital. Consequently, Adjusted EBITDA is not affected by the timing of receivable collections or when accrued expenses are paid. We are not aware of any uniform standards for determining Adjusted EBITDA. Presentations of Adjusted EBITDA may not be calculated consistently by different companies in the same or similar businesses. As a result, the reported Adjusted EBITDA for the Company may not be comparable to similarly titled measures used by other companies.

STATEMENTS OF CASH FLOWS

    We had cash and cash equivalents of $428.2 million as of September 30, 2000, an increase of $367.7 million from $60.5 million as of December 31, 1999. Additionally, we had $70.1 million of restricted investments placed in escrow for debt service. Details of the change in cash and cash equivalents are set forth in the table below (in thousands).

                                                           NINE MONTHS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         2000            1999
                                                     -------------   -------------
Cash flows from operating activities...............    $ (46,602)      $ (6,693)
Cash flows from investing activities...............     (191,379)       (56,675)
Cash flows from financing activities...............      648,704        125,029
Effect of exchange rates on cash...................      (42,957)        (5,227)
                                                       ---------       --------
Net increase in cash and cash equivalents..........      367,766         56,434
Cash and cash equivalents at beginning of period...       60,469          3,744
                                                       ---------       --------
Cash and cash equivalents at end of period.........    $ 428,235       $ 60,178
                                                       =========       ========

CASH FLOWS FROM OPERATING ACTIVITIES

    During the nine months ended September 30, 2000, we used $46.6 million in operating activities, a $39.9 million increase from the $6.7 million used in operating activities for the similar period in 1999. This increase was primarily related to the substantial organization and start-up costs incurred during the development of the networks. Our development efforts increased significantly since the first nine months of 1999.

CASH FLOWS FROM INVESTING ACTIVITIES

    We used approximately $191.4 million of cash in investing activities during the nine months ended September 30, 2000, compared to a use of $56.7 million for the similar period in 1999. The increase was primarily due to investment of the proceeds from the CompleTel Europe IPO during the first quarter of 2000 and the purchase of approximately $70.1 million of securities that are currently pledged as security for the senior notes due 2010 (see Liquidity and Capital Resources below).

CASH FLOWS FROM FINANCING ACTIVITIES

    We had approximately $648.7 million of cash flows from financing activities during the nine months ended September 30, 2000, compared to $125.0 million for the similar period in 1999. The increase was due to the proceeds from the CompleTel Europe IPO and the senior notes due 2010, less approximately
$14.2 million used to repurchase a portion of the outstanding senior discount notes due 2009. Cash flows from financing activities during the first quarter of 1999 resulted from proceeds from the senior discount note offering and equity contributions from CompleTel LLC.

LIQUIDITY AND CAPITAL RESOURCES

    The telecommunications business is capital intensive. We have needed and will continue to need large amounts of capital to fund capital expenditures, working capital, debt service, and operating losses. As of September 30, 2000, we had $452.6 million of cash and restricted short-term investments and $45.7 million of restricted long-term investments in escrow for debt service.

    In January 2000, CompleTel Europe and certain subsidiaries executed a E265 million senior secured credit facility agreement with Goldman Sachs International and BNP Paribas as co-arrangers of the facility. In April 2000, the Company entered into a suspension agreement with the lenders whereby it agreed not to borrow funds under the credit facility in exchange for their agreement to suspend the application of substantially all of the representations, covenants and events of default. The Company currently is in discussions with the lenders regarding the extension of the termination date of the suspension agreement. There can be no assurances that it will be successful in negotiating an extension of the termination date of the suspension agreement or an amended credit facility on acceptable terms. See Note 5 of the Notes to Unaudited Consolidated Condensed Financial Statements included elsewhere in this report for a discussion of this facility and the suspension agreement. As of September 30, 2000, the Company had no borrowings outstanding under the facility.

    In April 2000, CompleTel Europe completed an offering of an aggregate
E200 million 14% senior notes due 2010 (the "Senior Notes"). A portion of the proceeds from the Senior Notes offering were used to repurchase $27.0 million (E27.6 million) principal amount at maturity of our existing senior discount notes. CompleTel Europe lent approximately $74.4 million of the net proceeds to a wholly-owned subsidiary which used the funds to invest in a portfolio of securities which is pledged as security for the Senior Notes. The proceeds of these pledged securities will be used to make the first six interest payments on the Senior Notes. The remaining proceeds from the Senior Notes offering are being used to (i) fund the further deployment of the Company's networks in its existing markets and additional markets in France and Germany, (ii) fund the build out of the IDCs and expansion of the Internet-related services,
(iii) develop complementary local access systems, (iv) fund net operating losses, and (v) for general and corporate purposes.

CAPITAL EXPENDITURES

    During the quarters ended September 30, 2000 and 1999, we made capital expenditures of $48.0 million and $27.1 million, respectively, for property and equipment necessary to deploy networks in our initial markets. For the nine month periods ended September 30, 2000 and 1999, we made capital expenditures totaling $140.6 million and $56.7 million respectively. We also used capital during these periods to fund operating losses.

    We are currently implementing our business plan to deploy and operate metropolitan area networks ("MANs") in 17 markets in France and Germany and provide Internet-related services in these cities and the United Kingdom. We believe that we have fully funded our current business plan to construct MANs in these 17 markets and build out the IDCs and provide these Internet-related services.

    The actual amount and timing of our future capital requirements may differ materially from current estimates, and additional financing may be required in the event of departures from our business plans and projections, including those caused by unforeseen delays, cost overruns, engineering design changes, demand for our services that varies from our expectations, adverse regulatory, technological or competitive developments, or delays in obtaining necessary rights-of-way. We may also require additional capital, or require financing sooner than anticipated, if we alter the schedule or target markets of our roll-out plan in response to regulatory, technological or competitive developments (including additional market developments and new opportunities within and outside of our target markets). We intend to evaluate potential joint ventures, strategic alliances, and acquisition opportunities on an ongoing basis as they arise, and we may require additional financing if we elect to pursue any such opportunities. We also may be required to seek additional financing if we elect to provide complementary telecommunications services or deploy networks in other Western European markets beyond our target markets. Sources of additional financing may include commercial bank borrowings, vendor financing and/or the private or public sale of equity or debt securities.

NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which is required to be adopted in the fourth quarter of 2000 and applied retroactively for the year. SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We are currently evaluating the potential impact, if any, the adoption of SAB 101 will have on our financial position and results of operations.

    Emerging Issues Task Force Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19") provides indicators that should be considered in determining whether revenue should be recognized based on the gross amount billed or the net amount retained. Implementation of the consensus guidance in EITF 99-19 is required no later than the required implementation date for SAB 101. We are currently evaluating the potential impact, if any, the adoption of EITF 99-19 will have on our statements of operations.

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

INVESTMENT PORTFOLIO AND INTEREST RATE SENSITIVITY

    Our investment policy is limited by the indentures for the outstanding notes and the senior secured credit facility. We are restricted to investing in financial instruments with a maturity of one year or less (with certain limited exceptions). We are required to utilize investments that meet high credit quality standards, such as obligations of the U.S. government or any European Economic Community member government or any agency thereof guaranteed by the country, certificates of deposits, money market deposits, and commercial paper with a rating of A-1 or P-1. Under the terms of the senior secured credit facility, the Company would be required to enter into an interest rate hedging program with respect to 50% of every tranche of $50 million borrowed to mitigate foreign currency exchange rate risk. The Company has entered into a suspension agreement concerning the facility, which is described in Item 2 and Note 5 of the Notes to Unaudited Consolidated Financial Statements included in this report.

    Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We are thus exposed to market risk related to changes in market interest rates. To date, we have managed these risks by monitoring market rates and the duration of our investments.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

    The Company's operations are not significantly exposed to changes in currency exchange rates because its revenues, costs, assets and liabilities are, for the most part, denominated in euros. However, the senior discount notes which were issued in February 1999 expose the Company to exchange rate fluctuations as the payment of principal and interest on the notes will be made in dollars, and a substantial portion of its future cash flows used to service these payments will be denominated in euros. While we intend to take steps to minimize exchange rate risks, we cannot assure you that we will not be materially adversely affected by variations in currency exchange rates.

    The operating subsidiaries' monetary assets and liabilities are subject to foreign currency exchange risk if purchases of network equipment and services are denominated in currencies other than the subsidiary's own functional currency. However, the majority of such purchases to date have been based on each subsidiary's functional currency.

    The spot rates for the euro are shown below expressed in dollar per one euro.

December 31, 1998...........................................  $ 1.181(1)
September 30, 1999..........................................  $ 1.033
December 31, 1999...........................................  $ 1.007
September 30, 2000..........................................  $0.8796

------------------------

(1) Based on the exchange rate as of January 4, 1999, the date on which the Euro Noon Buying Rate was first quoted.

    We intend to manage exchange rate risk by incurring financing liabilities denominated in the currency of the country of operations. In addition, we intend to adopt hedging strategies to manage exposure to foreign currency exchange rate risk.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

    The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated by reference into this Quarterly Report on Form 10-Q.

EXHIBIT NO.             DESCRIPTION
---------------------   -----------
27.1                    Financial Data Schedule

------------------------

(b) Reports on Form 8-K

    None

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            COMPLETEL LLC
                                                            (Registrant)

                                                            /s/ WILLIAM H. PEARSON
                                                            -----------------------------------------
                                                            William H. Pearson
                                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                            (PRINCIPAL EXECUTIVE OFFICER)
Date: November 14, 2000

                                                            /s/ DAVID E. LACEY
                                                            -----------------------------------------
                                                            David E. Lacey
                                                            CHIEF FINANCIAL OFFICER
                                                            (PRINCIPAL FINANCIAL OFFICER)
Date: November 14, 2000