Form 10-K
period 2000-12-31
COMPLE TEL LLC
filed 2001-04-04
CIK 1089554

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission File No. 333-41126-01

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the last sales price of such stock, as of the date hereof: N/A .

         The Registrant does not have any publicly traded classes of common stock. As of March 1, 2001, the Registrant had 21,136.07 units outstanding.

Item 1.  Business

Overview

     CompleTel LLC is a holding company with no operations other than the operations conducted by our direct subsidiary CableTel Management, Inc. and our indirect subsidiary CompleTel Europe N.V. We own 100% of CableTel Management, Inc., a corporation we formed to provide personnel and management services to us and our subsidiaries.

     Our principal operations have been conducted through CompleTel Europe N.V., a Netherlands public company that completed its initial public offering (IPO) on March 30, 2000. Since May 1998, our investors have contributed funds to the group's European subsidiaries, which have been controlled by CompleTel Europe since January 1999. From its formation in December 1998 until February 2000, CompleTel Europe has issued ordinary shares to us in consideration of cash and receivables we contributed. Those shares were held of record by our wholly owned subsidiary, CompleTel (N.A.) N.V., a Netherlands Antilles company and beneficially by our members.

     Following the IPO, we held 118,758,060 ordinary shares, approximately 75.4% of the outstanding share capital of CompleTel Europe. In the third quarter of 2000, as required by our limited liability company agreement, we began making pro rata distributions of our interests in CompleTel Europe to our members. By dividing the number of CompleTel Europe ordinary shares we held (118,758,060) by the number of our membership units outstanding (123,964), the number of NV shares represented by each membership unit was fixed at approximately 958 shares per unit.

     A complete liquidation of CompleTel LLC is not currently possible, due to continuing obligations among us and our members. Accordingly, we initiated partial redemptions of membership units in exchange for the underlying number of CompleTel Europe ordinary shares represented by the units redeemed. Partial redemptions of units held by members residing in the United States and United Kingdom took place on December 4, 2000, February 12, 2001 and February 28, 2001. These redemptions occurred in a two-step process, whereby we first redeemed a portion of our CompleTel (NA) NV shares in exchange for a pro rata number of CompleTel Europe ordinary shares held by CompleTel (NA) NV, and then we redeemed a portion of the redeeming members' units in exchange for a number of CompleTel Europe ordinary shares equal to approximately 958 shares per unit. On December 4, 2000, we distributed an aggregate of 61,671,987 CompleTel Europe ordinary shares in redemption of approximately 64,375 units and in February 2001, we distributed an aggregate of 41,267,214 CompleTel Europe ordinary shares in redemption of approximately 43,076 units.

     Some of our members completed a contribution transaction directly with CompleTel Europe. In the contribution transaction, those members contributed a portion of their membership units to CompleTel Europe in exchange for a number of newly issued ordinary shares of CompleTel Europe equal to approximately 958 CompleTel Europe ordinary shares per unit contributed, the same number of ordinary shares the contributors would have received had their membership units been redeemed. The contribution transaction, completed on November 27, 2000, resulted in the issuance of an aggregate of 3,142,162 CompleTel Europe ordinary shares for approximately 3,280 CompleTel LLC units contributed. No other consideration was given or received in the transaction.

     As a result of these distributions, as of December 31, 2000, we had reduced our ownership of CompleTel Europe to 34.3%. Subsequently, in the first quarter of 2001, we further reduced our ownership of CompleTel Europe to 8.1%.

     As of December 4, 2000, we no longer consider CompleTel Europe to be a significant subsidiary, however since it was a significant subsidiary for 11 of the 12 months covered by this report, we have included relevant information about CompleTel Europe by referencing portions of its annual report incorporated as Exhibit 99.1 hereto. To the extent there are forward looking statements in CompleTel Europe's annual report, they are not and should not be considered to be statements made by us.

     Unless otherwise indicated, "we," "our," "us" and words of similar import used in this report refer to CompleTel LLC and its wholly owned subsidiaries.

     A description of the business and operations of CompleTel Europe is provided under "Item 1. Business" in its 2000 annual report incorporated as
Exhibit 99.1 hereto.

Employees

     As of December 31, 2000, we had 10 employees, all of whom are employees of CableTel Management. Our employees are not covered by any collective bargaining agreement. We believe that we enjoy good relationships with our employees.

     As of December 31, 2000 CompleTel Europe had 775 employees, described under "Item 1. Business - Employees" in its 2000 annual report incorporated as
Exhibit 99.1 hereto.


Item 2.  Properties

     Our principal offices are located in Englewood, Colorado.

     CompleTel Europe's material properties are described under "Item 2. Properties" in its 2000 annual report incorporated as Exhibit 99.1 hereto.


Item 3.  Legal Proceedings

     We are not party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

     The legal proceedings for CompleTel Europe are described under "Item 3. Legal Proceedings" in its 2000 annual report incorporated as Exhibit 99.1 hereto.


Item 4.  Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders during the quarter ended December 31, 2000:

o By written consent dated November 27, 2000 of the holders of a majority of units entitled to vote, the members authorized the amendments to the Amended and Restated Limited Liability Company Agreement and related transactions.

     There were no matters submitted to a vote of CompleTel Europe security holders in the quarter ended December 31, 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     There is no public trading market for our common equity. The Company, during the 2000 calendar year, made the following sales of unregistered securities pursuant to Section 4(2) of the Securities Act of 1933:

o January 15, 2000, we issued 100 common units for $206,500 aggregate consideration to a key employee;

o March 30, 2000, in connection with the conversion of our preferred units to common units upon the completion of a qualified public offering of CompleTel Europe, we issued an aggregate of approximately 490 common units to the holders of the preferred units in respect of the $8,008,088 aggregate yield on the preferred units so converted.

     CompleTel Europe market information is provided under "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" in its 2000 annual report incorporated as Exhibit 99.1 hereto.


Item 6.  Selected Financial Data

     The following selected consolidated financial data have been derived from the audited consolidated financial statements included elsewhere in this report which have been prepared in accordance with accounting principles generally accepted in the U.S. The selected consolidated financial data set forth below are qualified by reference to, and should be read in conjunction with, the audited consolidated financial statements and notes thereto and also with "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations." As a result of the distributions described under "Item 1. Business-Overview," effective December 1, 2000, we have accounted for our investment in CompleTel Europe using the equity method of accounting.

     Similar information for CompleTel Europe can be found under the heading "Item 6. Selected Financial Data" in its 2000 annual report incorporated as
Exhibit 99.1 hereto.

                                                                                                     Commencement
                                                                                                     of Operations
                                                            Year Ended          Year Ended         (January 8, 1998)
                                                        December 31, 2000    December 31, 1999   to December 31, 1998
                                                        -----------------    -----------------   --------------------
                                                                             (In thousands)
Statement of operations data:
Revenues...........................................         $   24,362          $    2,985          $       --
Network costs......................................             26,093               2,407                  --
Selling, general and administrative expenses.......             73,429              37,803               7,852
Non-cash compensation expense......................             55,881                 675                 192
Depreciation and amortization......................             17,721               4,534                  59
                                                            ----------          ----------          ----------
Operating loss.....................................           (148,762)            (42,434)             (8,103)
Other income (expense).............................            (23,789)             (9,411)                 11
                                                            ----------          -----------         ----------
Net loss before share in results of affiliated
     company, minority interest, extraordinary
     item and cumulative effect of change in
     accounting principle..........................           (172,553)            (51,845)             (8,092)
Share in results of affiliated company.............             (4,889)                 --                 --
Minority interest .................................             24,681               3,501                  --
Extraordinary item.................................              1,012                  --                  --
Cumulative effect of change in accounting principle               (243)                 --                  --
                                                            -----------         -----------         ----------
Net loss                                                    $ (151,990)         $  (48,344)         $   (8,092)
                                                            ===========         ===========         ==========



                                                              As of                 As of                 As of
                                                        December 31, 2000     December 31, 1999     December 31, 1998
                                                        -----------------     -----------------     -----------------
                                                                                (in thousands)
Balance sheet data:
Cash and cash equivalents............................       $    1,015            $   60,469             $   3,744
Property and equipment, net..........................       $      458            $   92,872             $   3,441
Investment in affiliated company.....................       $  134,282            $       --             $      --
Total assets.........................................       $  135,935            $  182,097             $  10,042
Long term debt.......................................               --            $   79,922             $      --
Total member's equity (deficit)......................       $  134,631            $  (64,360)            $  (8,418)


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

Overview

     Through our investment in CompleTel Europe, we are a rapidly growing, facilities-based provider of switched telephony, data and Internet-related services to business end-users, government entities, carriers and Internet service providers in targeted markets in Western Europe. We were organized in January 1998. We incorporated CompleTel Europe in December 1998, and through a series of transactions in January 1999, CompleTel Europe became the holding company for our European telecommunications businesses. We accounted for these transactions as a reorganization of entities under common control, similar to a pooling of interests. Accordingly, our historical results of operations are presented as if CompleTel Europe had been legally formed on January 8, 1998 and had performed all CLEC related development activities in Western Europe since our inception.

     Prior to January 1, 2000, the functional currency for LLC and certain of its subsidiaries, including CompleTel Europe, Management Co., CompleTel Holdings, NANV, BV I, BV II and CompleTel ECC, was the U.S. dollar and the functional currency for each of CompleTel Europe's operating subsidiaries was the applicable local currency. Effective January 1, 2000, CompleTel Europe and each of its subsidiaries, except those in the United Kingdom, adopted the euro as their functional currency, and as their financial reporting currency.

     CompleTel Europe has generated operating losses and negative cash flow from its operating activities to date.

     As a result of the distribution and contribution transactions described under "Item 1. Business-Overview" above, we no longer exercise majority voting control over CompleTel Europe. As of December 1, 2000, CompleTel Europe is no longer a consolidated entity in our financial statements and, for the month of December, we have accounted for our investment in CompleTel Europe under the equity method of accounting. After the February 2001 distributions, our interest in CompleTel Europe was further decreased to less than 10%. Beginning in March 2001, we will account for our interest in CompleTel Europe at fair value as an "available for sale" marketable equity security.

Revenues

     CompleTel Europe's revenues consist of revenues from three principal categories of service offerings: retail, including voice, data and Internet; wholesale; and IDCs, web hosting and other Internet-related services.

         o Retail Services. CompleTel Europe generates revenues from the voice, data and Internet services provided primarily to directly connected retail customers. CompleTel Europe has experienced growth in its retail services in the past year.

                 o Voice services. CompleTel Europe derives substantially all its revenues from the switched voice communications services provided to customers directly connected to its networks through owned fiber and leased lines. These revenues are based primarily on traffic minutes billed. Revenues from voice products accounted for approximately 24% of CompleTel Europe's total revenues for the year ended December 31, 2000.

                 o Data and Internet services. CompleTel Europe derives revenues from the local dedicated access and private line services provided customers for data connections over its MANs. These revenues are based primarily on transmission capacity provided. It also derives revenues by providing high-capacity Internet protocol-based services and interconnection between local area networks in each of the cities in which its MANs operate. Revenues from these services accounted for approximately 9% of CompleTel Europe's total revenues for the year ended December 31, 2000.

         o Wholesale services. CompleTel Europe derives revenues by providing transmission capacity on a wholesale basis to other carriers, as well as dial-up Internet access to Internet service provider customers.

                 o Carrier and termination services. CompleTel Europe derives revenues from the services it provides on a wholesale basis to other telecommunications service providers that require transmission capacity to support gaps in their networks, need additional capacity or require alternate routing, or do not have their own transmission facilities. It also terminates traffic for other operators. These revenues, which are based primarily on traffic minutes billed, represented 13% of CompleTel Europe's revenues in the year ended December 31, 2000.

                 o Internet dial-up. CompleTel Europe also derives revenues from the dial-up Internet access to ISP customers delivering the traffic and plan to continue to do so both in France and Germany. These revenues, which are based primarily on transmission capacity provided, represented 28% of CompleTel Europe's overall revenues in 2000.

         o Internet data centers, web hosting and other Internet-related services. CompleTel Europe is beginning to derive revenues from the complex web hosting and other value-added Internet services provided at its IDCs. It also offers web site creation and maintenance services as well as miscellaneous dial-up services to certain IDC customers. Revenues from IDCs, web hosting and other Internet-related services accounted for approximately 26% of CompleTel Europe's total revenues for the year ended December 31, 2000.

     CompleTel Europe derives revenues in France and Germany from all three of its principal service offerings. In the United Kingdom, revenues are derived solely from IDC, web hosting, Internet-related services and other miscellaneous dial-up services. At year end 2000, CompleTel Europe had commercially launched services in seven cities in France and four in Germany and had deployed five IDCs in France, Germany and the United Kingdom.

Operating expenses

     Primary operating expenses consist of:

     o   network costs,

     o   selling, general and administrative expenses,

     o   non-cash compensation charges, and

     o   depreciation and amortization expenses.

Network costs

     Network costs include costs such as interconnection costs, the cost of leasing high-capacity digital lines that interconnect the CompleTel Europe network with the networks of other providers, the cost of leasing local loop lines that connect its customers to its network, switch site rental and operating and maintenance costs, as well as costs associated with its IDCs, web hosting and other Internet-related services. CompleTel Europe leases dark fiber and conduit on a limited basis to establish and augment MANs in certain markets. CompleTel Europe also leases fiber to connect its MANs, in order to provide an IP backbone to support its IDCs, web hosting and other Internet-related services. It incurs other fixed costs, such as switch site rent and network and switch maintenance that normally are incurred at the time of interconnection in anticipation of future revenues. In 2000, CompleTel Europe was able to deploy networks faster than initially anticipated; as a result, it experienced higher incremental costs.

Selling, general and administrative expenses

     CompleTel Europe's selling, general and administrative expenses include costs relating to sales and marketing department, customer care, billing, corporate administration, salaries and other personnel costs, as well as legal and consultant fees.

     CompleTel Europe has assembled a large, locally-based, direct sales force in its local and regional markets and a national account team to service multiple location customers and key account executives. During the year ended December 31, 2000, the number of employees increased by 401, to 775, including 179 employees in the sales and marketing area, compared to 108 sales and marketing employees as of December 31, 1999.

Non-cash compensation charges

     CompleTel Europe incurs amortization of stock-based compensation expense under its fixed stock option plan based on the deferred compensation at the date of grant. In addition, based upon our value as determined at the time of CompleTel Europe's IPO, CompleTel Europe recorded compensation expense for performance vesting units that vested as a result of the IPO and deferred compensation for performance vesting units that did not vest as a result of the IPO, but which may vest upon a qualified sale by Madison Dearborn Partners or in May 2005 based on a deemed vesting date. The deferred compensation is being amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if not prior due to a qualified sale by Madison Dearborn Partners). The recorded amount of compensation expense and deferred compensation for these two variable awards are adjusted at each reporting date to reflect management's estimate of the number of such units that will ultimately vest and the fair market value of those units as of the end of the reporting period based on the then current market value of CompleTel Europe ordinary shares. In addition to the above expenses, some of CompleTel Europe's employees have purchased common units of CompleTel LLC for which CompleTel LLC incurs non-cash compensation charges. CompleTel Europe records compensation expense and deferred compensation for these time vesting units that vest at various times throughout the year; all will be vested by November 2002. For accounting purposes, we record such non-cash compensation charges as a deemed capital contribution with an offsetting entry to deferred compensation. Deferred compensation is amortized to expense over the vesting period of the common units. The non-cash compensation charges are attributable to employees whose salary and benefits are otherwise classified within selling, general and administrative expenses.

Depreciation and amortization

     We and CompleTel Europe record depreciation and amortization expense for property and equipment, including network equipment, office furniture and equipment, computer equipment and software, leasehold improvements and other properties and construction in progress. Assets are stated at cost and are depreciated when ready for their intended use on a straight line basis over their estimated useful life. We started recording network equipment depreciation during the period ended June 30, 1999 when CompleTel Europe initiated network services. Network equipment is depreciated on a straight line basis over an estimated useful life of three to eight years.

Other income and expense

     Other income in 2000 includes interest income on the investment of the proceeds from CompleTel Europe's IPO and its offering of senior notes due 2010. Until we received an exemption from regulation under the Investment Company Act of 1940, we invested these proceeds in short-term maturities of U.S. treasury bills. Subsequent to the receipt of the August 2000 exemption and the final maturities of these U.S. treasury bills, we invested the proceeds in euro-denominated investments.

     Interest expense recorded reflects interest on the 14% senior notes due 2010, the accretion of the 14% senior discount notes due 2009 and the amortization of deferred financing costs. CompleTel Europe capitalizes a portion of its interest costs as part of the construction cost of its networks, in accordance with Statement of Financial Accounting Standards No. 34 "Capitalization of Interest Costs."

Foreign exchange loss and other expense

     CompleTel Europe's revenues, costs, assets and liabilities are, for the most part, denominated in euro, which is its functional and reporting currency, effective January 1, 2000. Therefore, CompleTel Europe is exposed to changes in currency exchange rates due to U.S. dollar-denominated debt and investments. The 14% senior discount notes due 2009 expose CompleTel Europe to exchange rate fluctuations as the payment of principal and interest on these notes will be made in U.S. dollars, and a substantial portion of CompleTel Europe's future cash flow used to service these payments will be denominated in local currencies, including the euro. CompleTel Europe executed certain forward currency contracts to hedge its risk against foreign currency fluctuations between the U.S. dollar and the euro. Additionally, to avoid being considered an investment company under the Investment Company Act of 1940, CompleTel Europe invested in U.S. government treasury bills until an exemption was granted. As a result, we incurred foreign exchange losses of approximately 15.1 million during 2000.

Results of operations

Eleven months ended November 30, 2000 compared to year ended December 31, 1999

     Until December 2000, we were the ultimate parent and approximately 75.4% owner of CompleTel Europe. In December 2000, our ownership decreased to approximately 34.3%. We have presented the following discussion, unless otherwise noted, based on results in the first 11 months of 2000 to provide a meaningful comparison to our 1999 results. For the month of December 2000, we included our equity investment in CompleTel Europe's net loss as the line item "Share of results of Affiliated Company" in the consolidated statement of operations.

Revenues

     In the fourth quarter of 2000, we adopted, effective January 1, 2000, Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which requires deferral and amortization of certain installation and start-up revenues over the longer of the contract period or the expected customer relationship. Previously such revenues were recognized upon CompleTel Europe's service activation. Unless otherwise indicated, all revenue figures for the 11 months ended November 30, 2000 reflect the adoption of SAB 101.

     Excluding the effect of SAB 101, revenues were approximately $25.6 million for the 11 months ended November 30, 2000, an increase of $22.6 million from $3.0 million for the year ended December 31, 1999. As adjusted for SAB 101, revenues increased approximately $21.4 million to $24.4 million for the 11 months ended November 30, 2000. We attribute this increase in revenues to CompleTel Europe's overall growth resulting from the implementation of its business plan and the rapid deployment of its networks. Specifically, the increase resulted from significant growth of its customer base, an increase in traffic over its networks and a heightened demand for services from existing customers. For the 11 months ended November 30, 2000, revenues from retail services totaled $8.1 million; revenues from wholesale services totaled $9.6 million; and revenues from IDC, web hosting and other Internet-related services totaled $6.7 million.

     In France, we had revenues of approximately $17.5 million for the 11 months ended November 30, 2000, compared to $2.0 million for the year ended December 31, 1999. Revenues from CompleTel Europe's French operations represented approximately 72% of our total revenues for the 11 months ended November 30, 2000. CompleTel Europe experienced steady growth in revenues from retail customers in the seven French cities in which its MANs operate and overall signed customer base in France as of December 31, 2000 grew to 787 customers. The increase in CompleTel Europe's customer base and traffic resulted in a total of 671 million minutes of use carried over its networks in France in the year ended December 31, 2000.

     In Germany, we had revenues of approximately $1.9 million for the 11 months ended November 30, 2000, compared to no revenues for the year ended December 31, 1999. These revenues represented approximately 8% of our revenues for the 11 months ended November 30, 2000. The increase in revenues in Germany resulted from the fact that the traffic on CompleTel Europe's MANs in Germany did not begin until November 1999. As of December 31, 2000, CompleTel Europe had over 109 signed business customers in Germany and in the year ended December 31, 2000 carried over 44 million minutes of use in Germany.

     In the United Kingdom, we had revenues of approximately $4.9 million for the 11 months ended November 30, 2000, compared to approximately $1.0 million for the year ended December 31, 1999. Revenues derived from CompleTel Europe's IDC in London, its web hosting and other Internet-related services, represented approximately 61% of our revenues in the United Kingdom for the 11 months ended November 30, 2000. We also derived $1.9 million from miscellaneous dial-up services in the United Kingdom during the 11 months ended November 30, 2000, which represented 39% of our revenues in the United Kingdom.

Operating expenses

     Network costs. Our network costs for the 11 months ended November 30, 2000 increased to approximately $26.1 million from $2.4 million for the previous year. This increase resulted primarily from the continued deployment of CompleTel Europe's networks in France and Germany and the associated costs of establishing interconnection and leasing arrangements. The increase also resulted from increased customer traffic, which resulted in higher interconnection payments to the incumbent telecommunications operators.

     Selling, general and administrative expenses. For the 11 months ended December 31, 2000, selling, general and administrative expenses totaled approximately $73.2 million, compared to $37.8 million for the year ended December 31, 1999. This increase primarily resulted from the rapid growth in the number of personnel, the expenses related to wages and salaries and CompleTel Europe's heavy reliance throughout the year on external consultants for management information system implementation. The increase also resulted from administrative and start-up costs associated with the launches of CompleTel Europe's IDC facilities.

     Non-cash compensation charges. We incurred amortization of stock-based compensation expense of approximately $6.5 million under our fixed stock option plan for the year ended December 31, 2000.

     We incurred additional stock-based compensation expense of approximately $41.0 million upon completion of CompleTel Europe's IPO in March 2000 due to the resulting vesting of certain CompleTel LLC performance vesting common units held by certain employees in connection with a qualified public offering. This compensation expense was based on the IPO price of $17.09 per share. In addition, based upon our value as indicated in the IPO, we recorded compensation expense and deferred compensation at the IPO date, of approximately $23.2 million and $72.4 million, respectively, for performance vesting units that would not have vested as a result of the IPO but which may vest upon a qualified sale by Madison Dearborn Partners or in May 2005 based on a deemed vesting date. For the year ended December 31, 2000, we reduced previously recorded compensation expense by approximately $12.8 million and deferred compensation by approximately $58.1 million, based on the closing price per share on December 31, 2000.

     Depreciation and amortization. Depreciation and amortization increased to approximately $17.7 million for the 11 months ended November 30, 2000, from approximately $4.5 million for the previous year. The majority of this increase resulted from the build-out of CompleTel Europe's MANs throughout France and Germany. We started recording network depreciation during the quarter ended June 30, 1999 when CompleTel Europe initiated network services.

Other income and expense

     We recorded interest income of approximately $17.5 million during the 11 months ended November 30, 2000. For the year ended December 31, 1999, interest income totaled approximately $2.8 million. The increase is the result of the investment of CompleTel Europe's IPO proceeds and proceeds from its senior notes due 2010.

     We incurred interest expense, net of approximately $9.3 million of capitalized interest, of approximately $22.3 million during the 11 months ended November 30, 2000. For the year ended December 31, 1999, interest expense totaled $8.6 million, net of capitalized interest of $1.4 million. The interest expense recorded reflects interest on CompleTel Europe's senior notes due 2010, the accretion of its senior discount notes due 2009 and the amortization of deferred financing costs.

     Foreign exchange loss and other expense. For the 11 months ended November 30, 2000, we recorded approximately $10.6 million foreign exchange loss related to our investment in U.S. treasury bills required pending receipt of an exemption from regulations under the Investment Company Act of 1940, and we recorded an unrealized foreign exchange loss of $4.6 million related to the U.S. dollar-denominated senior discount notes.

Net loss

     Our net loss for the 11 months ended November 30, 2000 was approximately $171.3 million, compared to a net loss of $48.3 million for the prior year. This increase resulted primarily from non-cash compensation charges in addition to the general increases in the operating expenses as described above.

Year ended December 31, 1999 compared to the period commencing January 8, 1998 and ended December 31, 1998

Revenues

     We generated our first revenues in the quarter ended June 30, 1999. For the year ended December 31, 1999, revenues totaled $3.0 million.

Network costs

     Network costs for the year ended December 31, 1999 totaled $2.4 million. We did not incur network costs in the similar 1998 period.

Selling, general and administrative expenses

     For the year ended December 31, 1999, selling, general and administrative expenses totaled $37.8 million compared to $7.9 million for the comparable period in 1998. This increase was primarily due to the rapid growth of personnel costs since commencement of operations. The number of employees increased from 36 as of December 31, 1998 to 374 as of December 31, 1999.

Depreciation and amortization

     For the year ended December 31, 1999, we recorded depreciation and amortization expense of $4.5 million, compared to approximately $0.1 for the similar period in 1998. This increase is due to increases in network and non-network related property and equipment. We started recording network depreciation during the quarter ended June 30, 1999 when CompleTel Europe initiated network services.

Other income and expense

     We incurred interest expense, net of $1.4 million of capitalized interest, of $8.6 million during the year ended December 31, 1999. The interest expense recorded reflects the accretion of the senior discount notes and the amortization of deferred financing costs. We capitalized a portion of our interest costs as part of the construction cost of our networks, in accordance with SFAS 34. Interest income for the same period was $2.8 million, which resulted from the investment of the proceeds from the senior discount notes due 2009 and the investment of the available cash from equity contributions. We did not recognize any significant amounts of interest expense or interest income during 1998.

Net loss

     Our consolidated net loss during the year ended December 31, 1999, and the period from commencement of operations (January 8, 1998) to December 31, 1998, was $48.3 million and $8.1 million, respectively. The increase was primarily the result of substantial start-up costs of the operating subsidiaries, primarily our French subsidiary.

Statements of cash flows

     We had cash and cash equivalents of approximately $1.0 million as of December 31, 2000, a decrease of approximately $59.5 million from $60.5 million as of December 31, 1999. As of December 31, 1998, we had cash and cash equivalents of $3.7 million.

     Details of the change in cash and cash equivalents since inception are set forth in the table below. The activity for the year ended December 31, 2000 reflects the 11 months of consolidated activity of CompleTel Europe and one month under the equity method of accounting.

                                                                                      Commencement
                                                                                     of Operations
                                                    Year Ended       Year Ended       (January 8,
                                                   December 31,     December 31,        1998) to
                                                       2000             1999        December 31, 1998
                                                  ---------------  -------------    -----------------
                                                                  (in thousands)

   Cash flows from operating activities......  $ (106,364)       $ (33,280)         $ (3,944)
   Cash flows from investing activities......    (596,213)         (73,131)           (4,435)

   Cash flows from financing activities......     646,423          163,675            12,283
   Effect of exchange rates on cash..........      (3,300)            (539)             (160)
                                                ----------       -----------        ---------
   Net increase (decrease) in cash and cash
      equivalents............................     (59,454)          56,725             3,744
   Cash and cash equivalents at beginning
      of period..............................      60,469            3,744                --
                                               ----------        -----------     ------------
   Cash and cash equivalents at end of
      period.................................     $ 1,015        $   60,469         $  3,744
                                                  -------        ----------         --------

Cash flows from operating activities

     During the year ended December 31, 2000, we used approximately $106.4 million in operating activities, a $73.1 million increase from the $33.3 million used in operating activities for the prior year. This increase was primarily related to the substantial organization and start-up costs we continued to incur in the development of our networks during 2000. Our development efforts increased significantly during the year 2000.

     During the year ended December 31, 1999, we used $33.3 million in operating activities, compared to $3.9 million generated from operating activities during 1998. This change was primarily related to the substantial organization and start-up costs incurred during the development of our networks. Our development efforts increased significantly in the fourth quarter of 1998 and during 1999 upon our receipt of services licenses in France and Germany.

Cash flows from investing activities

     Our cash flow from investing activities was a use of approximately $596.2 million for the year ended December 31, 2000, compared to a use of approximately $73.1 million for the prior year. The increase was primarily due to the relinquishment of cash totaling approximately $354.1 million due to our deconsolidation of CompleTel Europe in December 2000.

     Our cash flow from investing activities was a use of $73.1 million for the year ended December 31, 1999, compared to a use of $4.4 million for the similar period in 1998. The increase was due to increased capital expenditures primarily related to our network development and purchases of office facilities and equipment. Additionally, during the year ended December 31, 1999, we used $1.2 million and $0.4 million in cash to acquire all the outstanding capital stock of Acces et Solutions Internet S.A.R.L. and Web International Networks Limited, now iPcenta, respectively.

Cash flows from financing activities

     We had approximately $646.4 million of cash flows from financing activities during the year ended December 31, 2000, compared to $163.7 million for the year ended December 31, 1999. The increase was due to the net proceeds from CompleTel Europe's IPO and the offering of its senior notes due 2010, less $14.2 million used to repurchase a portion of the outstanding senior discount notes due 2009. Cash flows from financing activities during 1999 resulted from proceeds from the senior discount notes offering and equity contributions from CompleTel LLC.

     We had approximately 163.7 million of cash flows from financing activities during the year ended December 31, 1999, compared to $12.3 million during 1998. The increase resulted in part from increased cash contributions to CompleTel LLC, which totaled approximately $104.7 million for the year ended December 31, 1999, compared to approximately $1.5 million during 1998.

Liquidity and capital resources

     The telecommunications business is capital intensive. We have needed and CompleTel Europe will continue to need large amounts of capital to fund capital expenditures, working capital, debt service and operating losses. As of November 30, 2000, prior to our deconsolidation of CompleTel Europe, we had $384.1 million of cash and restricted short-term investments, and $33.3 million of restricted long-term investments in escrow for debt service (see below).

     Since January 1998, CompleTel LLC has received $107.9 million in private equity contributions, of which $59.5 million was contributed to our French operating subsidiary, $40.0 million was contributed to our German operating subsidiary, $2.1 million was contributed to CompleTel Europe N.V., and the remainder was retained by CompleTel LLC for start up expenditures on behalf of CompleTel Europe N.V. and its subsidiaries.

     In February 1999, CompleTel Europe and CompleTel Holdings LLC completed a units offering consisting of 14% senior discount notes due 2009 and class B interests in CompleTel Holdings LLC resulting in gross proceeds in respect of the units of approximately $75.0 million, of which $70.5 million was allocated to the 14% senior discount notes due 2009, which represents a substantial discount from the $147.5 million aggregate stated principal amount at maturity of the notes. The remaining $4.5 million was allocated to the class B interests of CompleTel Holdings LLC. Cash interest will not accrue on the 14% senior discount notes due 2009 prior to February 15, 2004. Commencing February 15, 2004, cash interest on the notes will accrue at 14% per annum and will be payable in cash on August 15 and February 15 of each year. The notes mature on February 16, 2009. In April 2000, $27.0 million principal amount at maturity were repurchased for $14.2 million.

     In January 2000, CompleTel Europe executed a (EURO)265 million senior secured credit facility with Goldman Sachs International and BNP Paribas as co-arrangers of the facility. Under the facility, the funds were to be available to certain of CompleTel Europe subsidiaries in two tranches including a euro term facility which was available until December 31, 2000, in the aggregate amount of (EURO)105 million, and a euro revolving loan facility available until December 31, 2002, in the aggregate amount of (EURO)160 million. The (EURO)160 million tranche was to become available after May 31, 2000, if the euro term facility was fully drawn and other conditions were satisfied. Following December 31, 2002, up to (EURO)141 million of the outstanding advances under the euro revolving loan facility were first to be converted into a term loan, and any other outstanding advances were to become part of a (EURO)19 million working capital facility. In April 2000, CompleTel Europe entered into a suspension agreement with the lenders whereby it agreed not to borrow funds under the credit facility in exchange for their agreement to suspend the application of substantially all the representations, covenants and events of default. In January 2001, CompleTel Europe extended the suspension agreement until April 11, 2001. CompleTel Europe is currently seeking a further extension of the suspension of the credit facility until June 30, 2001.

     In March 2000, CompleTel Europe completed an initial public offering of ordinary shares. It issued 31,280,000 ordinary shares in exchange for gross proceeds of approximately (EURO)547.4 million, based on the public offering price of (EURO)17.50 per share. A portion of the IPO shares, 8,343,931, were offered in the United States at a public offering price of U.S.$17.09 per share. After giving effect to the translation of U.S. dollars received for shares offered in Europe, gross proceeds translated into euros totaled approximately
(EURO)551.4 million. CompleTel Europe is using the proceeds to develop further fiber optic networks in target markets in France and Germany, to fund the build-out of IDCs and the expansion of Internet-related services, to develop complementary local access systems, to fund net operating losses and for general corporate purposes.

     In April 2000, CompleTel Europe completed an offering of an aggregate
(EURO)200 million 14% senior notes due 2010. A portion of the proceeds were used to repurchase $27.0 million principal amount at maturity of the 14% senior discount notes due 2009. CompleTel Europe lent approximately $74.7 million of the net proceeds to a wholly-owned subsidiary which used the funds to invest in a portfolio of securities which is pledged as security for the 14% senior notes due 2010. The proceeds of these pledged securities will be used to make the first six interest payments on the 14% senior notes due 2010.

Capital Expenditures

     For the year ended December 31, 2000, we made capital expenditures of approximately $212.4 million for property, equipment and acquisitions of licenses necessary to deploy networks in our initial markets.

     During the year ended December 31, 1999 and the period from commencement of operations (January 8, 1998) through December 31, 1998, we made capital expenditures of $101.8 million and $4.4 million, respectively, for property and equipment necessary to deploy networks in our initial markets.

New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. During 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133" ("SFAS 137") which delayed the effective date of SFAS 133 until all fiscal quarters of fiscal years beginning after June 15, 2000. Through December 31, 2000, the Company had not entered into any transactions involving derivative financial instruments and, accordingly, no impact is anticipated at this time.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We adopted SAB 101 in the fourth quarter of 2000 and applied the impact retroactively to January 1, 2000. Our statements of operations reflect the application of SAB 101, which resulted in the deferral of approximately $1.9 million of installation revenues into future periods. We have included the cumulative effect of change in accounting principle in our consolidated statement of operations for the impact related to periods prior to January 2000.

Euro conversion

     Effective January 1, 1999, the euro became the single legal currency of the 11 participating European Union member states, including The Netherlands, France and Germany and the conversion rates of the currencies of the participating member states were irrevocably fixed against the euro as of that date. Effective January 1, 1999, the French franc, the German mark and the Netherlands guilder ceased to be the legal currency. From January 1, 1999 until December 21, 2001, the French franc, the German mark and the Netherlands guilder will continue to be denominations of the euro and, as such, will be legal tender. The status of the French franc, the German mark and the Netherlands guilder as denominations of the euro will continue until, at the latest, June 30, 2002. On that date (or, if these countries so determine, on some earlier date after January 1, 2002), French francs, German marks and Netherlands guilders will be withdrawn from circulation and will cease to be legal tender.

     Euro notes and coins are not expected to be issued before January 1, 2002. Prior to that date, cash payments will continue to be made in the local currencies. From January 1, 2002 until the local currencies are withdrawn and cease to be legal tender, cash payments may be made by means of euro notes and coins or by way of French francs, German marks and Netherlands guilders as appropriate. As of January 1, 1999, any obligation to pay an amount in the local currencies by credit to a local bank account may, at the payer's option, be discharged either in the local currency or in euro. With effect from January 1, 2002, all amounts denominated in French francs, German marks or Netherlands guilders, to be paid other than by way of cash must be paid in euro.

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

     We will be dependent on banks, customers and other providers to complete business transactions and we will be exposed to problems inherent in these third-party systems. During the transition period, to the extent we are supplying local and national service, we may continue billings and collections in the legal currency to avoid euro conversion problems. However, to the extent we have international transactions, we will be exposed to euro-related risks.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     Our investments consist primarily of an indirect ownership of CompleTel Europe shares, a publicly traded company. As a result, we are exposed to changes in stock prices. Changes in CompleTel Europe's stock prices can be expected to vary as a result of general market conditions, technological changes, changes in the telecommunications industry and other factors. We do not use collars or equity swaps to hedge our investment position.

     We are not exposed to changes in foreign currency because although CableTel management provides management services to CompleTel Europe, it is paid in U.S. dollars for these services.

     Market Risk information for CompleTel Europe can be found under the heading "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in its 2000 annual report incorporated as Exhibit 99.1 hereto.


Item 8.  Financial Statements and Supplementary Data

     The information required by this Item 8 is incorporated into Part II of this report by reference to the financial statements listed in Item 14 of this report.

     The consolidated financial statements of CompleTel Europe can be found under the heading "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K and Supplementary Data" in its 2000 Annual report incorporated as
Exhibit 99.1 hereto.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements with independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     CompleTel LLC was formed as a Delaware limited liability company on January 8, 1998. We are managed by a board of directors that have appointed our officers.

Directors

     Our Board of Directors consists of eight members:

Name                    Age      Position(s)
James E. Dovey          57       Chairman of the Board of Directors, Secretary
William H. Pearson      45       Director, President and Chief Executive Officer
James C. Allen          54       Director
Lawrence F. DeGeorge    56       Director
Paul J. Finnegan        48       Director
Royce J. Holland        52       Director
James H. Kirby          33       Director
James N. Perry, Jr.     40       Director

Officers

     The following list includes our officers and officers and employees of our subsidiaries who are involved in our business affairs and operations.

Name                    Age      Position(s)
Richard N. Clevenger    55       Chief Technology Officer and Senior Vice
                                 President
David E. Lacey          54       Chief Financial Officer, Treasurer and Senior
                                 Vice President
John M. Hugo            40       Corporate Controller and Chief Accounting
                                 Officer

     James E. Dovey, one of the co-founders of CompleTel LLC has been a director since its inception, chief executive officer from inception through December 1999, and chairman of its board since January 2000. He also served as the Chief Executive Officer of CompleTel Europe from inception through December 1999, as a managing director of CompleTel Europe from January 2000 through March 2000, and as chairman of CompleTel Europe's supervisory board since March 30, 2000. Mr. Dovey has over 30 years' experience in the telecommunications industry. In 1987, Mr. Dovey founded United Cable International, a joint venture between United Cable and United Artists, where he served as CEO until 1990 when that company (by then renamed TCI International) merged with the United Kingdom assets of U S WEST Inc. to form TeleWest Communications, plc. Mr. Dovey continued to serve as CEO of TeleWest until his return to the U.S. in late 1992. From 1992 to 1994, Mr. Dovey acted as a private consultant on a variety of U.S. and international telecommunications and cable television projects for TCI, U S WEST Inc., and other clients. From 1992 to 1995, Mr. Dovey served as Deputy Chairman for the United Kingdom communications company, IVS Cable International, which developed switched voice and data services in areas such as Oxford, Salisbury, and Andover until the business was sold in 1995. In 1994, Mr. Dovey co-founded SPD CableTel Management, Inc., where he actively explored various entrepreneurial opportunities in the U.S. for providing converged cable and telephony services prior to co-founding CompleTel LLC in January 1998.

     James C. Allen has served as a Director of CompleTel LLC since December 1998 and as a supervisory director of CompleTel Europe since March 30, 2000. From March 1993 to January 1998, Mr. Allen was the CEO and Vice-Chairman of Brooks Fiber Properties, Inc. Since June 1998, Mr. Allen has acted as an investment director and member of Meritage Investment Partners LLC, a Denver-based private equity firm that invests exclusively in telecommunication companies. Mr. Allen also presently serves on the boards of directors of WorldCom Inc., a publicly traded U.S. international telecommunications company, and was a director of Verio Inc. and Open Access Broadband Networks, Inc., privately held companies. Mr. Allen also serves on the board of directors of David Lipscomb University in Nashville, Tennessee.

     Lawrence F. DeGeorge has served as a Director of CompleTel LLC since January 1998. Mr. DeGeorge also served as a Managing Director of CompleTel Europe from January 2000 through March 30, 2000, when he resigned that position and was elected to its supervisory board. Mr. DeGeorge is a private investor who has managed and participated in a number of principal equity investments in technology and communications companies, including, since December 1995, as President and Chief Executive Officer of LPL Investment Group, Inc., LPL Management Group, Inc., and DeGeorge Holdings Ltd. From June 1987 to January 1991, Mr. DeGeorge held various positions with Amphenol Corporation, including serving as President from May 1989 to January 1991, as Executive Vice President and Chief Financial Officer from June 1987 to May 1989, and as a director from June 1987 until January 1991. Mr. DeGeorge also presently serves as a director of Advanced Display Technologies which is publicly traded and of several private companies, including GigaRed LLC, iplan networks, HomeSource Capital Mortgage LLC and Cervalis LLC.

     Paul J. Finnegan has served as a Director of CompleTel LLC since May 1998. Mr. Finnegan also served as a Managing Director of CompleTel Europe from January 2000 through March 30, 2000, when he resigned that position and was elected to its supervisory board. Mr. Finnegan is a Managing Director of Madison Dearborn Partners, Inc., a Chicago-based private investment firm where he specializes in investing in companies in the communications industry. Prior to co-founding Madison Dearborn Partners in 1993, Mr. Finnegan was an investment officer at First Chicago Venture Capital for 11 years. He presently serves on the boards of directors of Allegiance Telecom, Inc. and Rural Cellular Corporation, each of which is publicly traded, and of several private companies, including GigaRed LLC, iplan networks, Telemundo Holdings, Inc. and Reidman Holding Company. He is a member of the board of trustees of The Skyline Fund, a small-cap mutual fund.

     Royce J. Holland has served as a Director of CompleTel LLC since August 1998 and as a supervisory director of CompleTel Europe since March 30, 2000. Mr. Holland is a co-founder and the Chairman and CEO of Allegiance Telecom, Inc. Prior to founding Allegiance Telecom, Inc., Mr. Holland was one of several co-founders of MFS Communications Company, Inc., where he served as President and Chief Operating Officer from April 1990 until September 1996 and as Vice Chairman from September 1996 to February 1997. In January 1993, Mr. Holland was appointed by President George Bush to the National Security Telecommunications Advisory Committee. Mr. Holland also presently serves on the boards of directors of Allegiance Telecom, Inc., and CSG Systems, and Choice One Communications, which are all publicly traded companies.

     James H. Kirby has served as a Director of CompleTel LLC since May 1998 and as a supervisory director of CompleTel Europe since March 30, 2000. Mr. Kirby is a Director of Madison Dearborn Partners, Inc., a Chicago-based private investment firm where he specializes in investing in companies in the communications industry. Prior to joining Madison Dearborn Partners in 1996, Mr. Kirby worked in investment banking and private equity investing at Lazard Freres & Co. LLC and The Beacon Group LLC. He presently serves on the boards of directors of several private companies, including iplan networks, GigaRed LLC,
 Madison River Communication, LLC, New Radio Tower GmbH, Prontonet S.p.A., Star Technology Group Limited, OnCue Ltd. and Paetec Communications.

     James N. Perry, Jr. has served as a Director of CompleTel LLC since May 1998 and as a supervisory director of CompleTel Europe since March 30, 2000. Mr. Perry is a Managing Director of Madison Dearborn Partners, Inc., a Chicago-based private investment firm where he specializes in investing in companies in the communications industry. Prior to co-founding Madison Dearborn Partners in 1993, Mr. Perry was an investment officer at First Chicago Venture Capital for eight years. He presently serves on the boards of directors of Allegiance Telecom, Inc., Focal Communications Corporation, VoiceStream Wireless Corporation, each of which is publicly traded, and Clearnet Communications, a privately held company.

     William H. Pearson, one of the co-founders of CompleTel LLC, has served as President of European Operations of CompleTel LLC since its inception and as its Chief Executive Officer since January 2000. On March 30, 2000, he was elected as a managing director, chief executive officer, and president of CompleTel Europe. In 1994, Mr. Pearson co-founded SPD CableTel Management, Inc. with Mr. Dovey. Between 1980 and 1994, Mr. Pearson held a variety of senior management positions with U S WEST Inc. From 1983 to 1989, Mr. Pearson worked in U S WEST's cellular division, including starting up its marketing department in 1983, becoming head of strategic planning in 1986, and managing the Rocky Mountain region from 1987 to 1988. In 1989, Mr. Pearson relocated to the United Kingdom, and he served as Senior Vice President of Marketing and Planning for TeleWest from 1990 to 1992, where he worked to develop U S WEST's cable telephony strategy, and as Executive Director of Business Development for U S WEST International from 1993 to 1994, where he evaluated numerous local loop opportunities in Western Europe and Latin America. In 1992, Mr. Pearson was an adjunct professor of graduate-level marketing at the University of Wisconsin-Madison School of Business.

     Richard N. Clevenger, one of the co-founders of CompleTel LLC, has served as Senior Vice President and Chief Technology Officer of CompleTel LLC since its inception in January 1998, and as its Acting Chief Operating Officer since August 1999. Since March 30, 2000 he has served as Chief Technology Officer of CompleTel Europe. Mr. Clevenger has served in various market development and technology management positions in domestic and international telecommunications for over 30 years. Prior to co-founding CompleTel in 1998, Mr. Clevenger worked from 1996 to 1997 as an independent management consultant on several business strategy, technology, and implementation matters relating to cable television, wireless cable, business and residential telephony, and business video, including for SPD CableTel Management, Inc., which he joined full time in 1997. Mr. Clevenger served as Senior Vice President and Chief Technology Officer for KBLCOM, Inc. from 1987 to 1995, during which time his duties included: serving as President and Chief Operating Officer of KBLCOM's business services subsidiary, Paragon Business Systems; working as Vice President of Market Development for KBLCOM's cable television subsidiary, KBL Ventures; and founding and serving as President and Chief Operating Officer of the KBLCOM subsidiary, FIBRCOM, a successful competitive access provider. From 1982 to 1987, Mr. Clevenger was Vice President of Engineering and Technology for Cox Cable Communications, Inc. From 1973 to 1982, Mr. Clevenger served as Vice President of Engineering for United Cable Television of Colorado. From 1968 to 1973, Mr. Clevenger held a variety of positions at Cablecom General, Inc., including Division Engineer, General Manager, and Vice President of Engineering.

     David E. Lacey joined CompleTel LLC in December 1998 and was appointed Chief Financial Officer and Treasurer of CompleTel LLC at that time. On March, 30, 2000 he was appointed Chief Financial officer of CompleTel Europe. Prior to joining CompleTel LLC, Mr. Lacey served in a variety of positions for Storage Technology Corporation including, from June 1996 to December 1998, as Executive Vice President and Chief Financial Officer, from February 1995 to May 1996 as Interim Chief Financial Officer and Corporate Vice President, and from October 1989 to February 1995, as Corporate Controller.

     John M. Hugo joined CompleTel LLC as its Corporate Controller in April 1999. On March 30, 2000 he was appointed corporate controller and Chief Accounting Officer of CompleTel Europe. Prior to joining CompleTel LLC, Mr. Hugo was the Assistant Corporate Controller for Jones Intercable, Inc. from 1994 to 1999. From 1988 to 1993, Mr. Hugo was employed with Arthur Andersen LLP's audit and business advisory services division.

Election of directors; voting agreement; executive, audit, and compensation committees

     CompleTel LLC's limited liability company agreement provides that representatives serving on CompleTel LLC's board will be appointed and removed by a majority vote of CompleTel LLC's equity holders (without cumulative voting).

     Pursuant to a voting agreement, Madison Dearborn Partners, LPL Telcom Messrs. Allen, Holland, Dovey, Pearson and Clevenger, and their respective affiliates, have each agreed to vote all of their interests in CompleTel LLC in such a manner as to elect the following persons to serve as Directors:

     o   four representatives designated by Madison Dearborn Partners,
     o   two representatives designated by LPL Investment Group, Inc.,
     o one representative designated by the holders of a majority of the common interests of CompleTel LLC held by members of our management that continue to be employees of CompleTel LLC, to whom we refer to as our "management investors," and
     o   one outside representative designated by our management investors.

The number of representatives designated by Madison Dearborn Partners will be reduced

     o to three representatives if Madison Dearborn Partners ceases to hold at least 70% of its original position,
     o to two if it holds less than 70% but at least 55% of its original position,
     o to one if it holds less than 55% but at least 40% of its original position, and
     o   to none if it ceases to hold at least 40% of its original position.

The number of representatives designated by LPL Investment Group's will be reduced

     o to one representative if LPL Investment Group holds less than 70% but at least 40% of its original position, and
     o   to none if it ceases to hold at least 40% of its original position.

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

Committees of the board of CompleTel LLC

     CompleTel LLC's board has three committees:

     o   the executive committee,
     o   the audit committee, and
     o   the compensation committee.

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

     The audit committee. The members of the audit committee are James H. Kirby and Lawrence F. DeGeorge. The audit committee is responsible for making recommendations to the board regarding the selection of independent auditors, reviewing the results and scope of the audit and other services provided by CompleTel LLC's independent accountants and reviewing and evaluating CompleTel LLC's audit and control functions.

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

CompleTel Europe

     Information about CompleTel Europe's directors and officers can be found under the heading "Item 10. Directors and Executive Officers of the Registrant" in its 2000 annual report incorporated from Exhibit 99.1 hereto.


Item 11.  Executive Compensation

     The following table sets forth in summary form all compensation paid during the years ended December 31, 2000, 1999 and 1998, to the Chief Executive Officer and each Executive Officer of CompleTel LLC whose annual salary and bonus exceeded $100,000 during such year:

                           Summary Compensation Table

                                                                            Annual Compensation
                                                                                                      Other Annual
Name and principal position                            Fiscal Year     Salary ($)     Bonus ($)      Compensation
---------------------------                            -----------     ------         ---------      ------------
                                                                                                         ($)(1)
William H. Pearson ..................................     2000        $189,262       $150,000          $173,005
President and Chief Executive Officer                     1999         183,750        183,750            78,576
                                                          1998         175,000         96,250            45,407

James E. Dovey .....................................      2000        $189,262       $ 94,631          $   --
Chairman of the Board and Secretary                       1999         183,750        183,750              --
                                                          1998         175,000         95,000              --

Richard N. Clevenger .................................    2000        $175,000        $87,500          $105,068
Senior Vice President and Chief Technology Officer        1999         157,500        157,500            33,768
                                                          1998         150,000         82,500            32,987

David E. Lacey .....................................      2000        $175,000        $87,500          $102,521
Senior Vice President and Chief Financial Officer(2)      1999         170,000         85,000              --
                                                          1998           7,083          --                 --

-------------
(1) Includes perquisites and other benefits paid in excess of 10% of the total annual salary and bonus received by such officer during the last fiscal year. These amounts consist of housing allowances, moving expenses and travel expenses associated with the relocation of these executives to Paris and their ongoing foreign service.

(2)  Mr. Lacey joined us in December 1998.

Employment agreements

     Messrs. Pearson, Dovey and Clevenger

     In May 1998, CompleTel LLC's wholly owned subsidiary, CableTel Management, Inc., entered into employment agreements with each of Messrs. Pearson, Dovey and Clevenger. Mr. Pearson's and Mr. Dovey's employment agreements were subsequently amended effective as of January 1, 2000. The employment agreements for Messrs. Pearson, Dovey and Clevenger include the following terms:

     Salary. During the course of their employment, Mr. Pearson and Mr. Dovey are to receive an annual base salary of $175,000, and Mr. Clevenger is to receive an annual base salary of $150,000. These salaries may be adjusted upward by CableTel Management's board. In 1999, they were increased to $183,750, $183,750 and $157,500, respectively, and in 2000 to $189,262, $189,262 and
$175,000 respectively.

     Bonus. At the end of each calendar year, each of Messrs. Pearson, Dovey and Clevenger will be entitled to receive an incentive bonus of up to 55% of his annual salary if certain performance benchmarks set by the board are achieved during the year. For 1999, CableTel Management, Inc.'s board augmented the bonus awards for each of these individuals.

     Tax equalization. As expatriates, Messrs. Pearson and Clevenger are subject to additional taxes and different taxes than if they lived and worked in the U.S. Consequently, their employment agreements contain tax equalization provisions designed to ensure that they will be placed in substantially the same economic position as if they were employed in the U.S. Mr. Clevenger terminated his expatriate status as of July 31, 2000.

     Severance. Messrs. Pearson, Dovey and Clevenger will receive severance benefits if their employment is terminated due to death, disability, or nonperformance in an amount equal to their base salary and benefits for six months in Mr. Dovey's case, or for nine months in the case of Messrs. Pearson or Clevenger. Each is entitled to receive severance benefits equal to his base salary and benefits for 24 months after the date of termination if he is terminated without cause or if he is terminated or constructively terminated within six months after a change in control. If the employee resigns or is terminated for cause, he will not be entitled to severance benefits.

     Mr. Lacey

     In December 1998, CableTel Management, Inc. entered into an employment agreement with Mr. Lacey, Senior Vice President and Chief Financial Officer, subsequently amended effective as of January 1, 2000, which includes the following terms, among others:

     Salary. During the course of his employment, Mr. Lacey is to receive an annual base salary of $170,000, which salary may be adjusted upward by CableTel Management's board. In 2000, his salary was increased to $175,000. Mr. Lacey's employment agreement provides for that equalization. Mr. Lacey terminated his expatriate status as of December 28, 2000.

     Bonus. At the end of each calendar year, beginning in 1999, Mr. Lacey will be entitled to receive an incentive bonus of up to 50% of his annual salary if he achieves during the year certain performance benchmarks set by CableTel Management's board.

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


Compensation committee interlocks and insider participation

     The members of the compensation committee include Messrs. Allen, DeGeorge, Finnegan and Holland, each of whom is a Supervisory Director of CompleTel Europe. Additionally, Messrs. Finnegan and DeGeorge are Managing Directors of several of its principal subsidiaries. Mr. Dovey, who is Chairman of the Board, currently is a Supervisory Director of CompleTel Europe and Managing Director of several of its principal subsidiaries. Mr. Pearson, a member of the Board, is a Managing Director of CompleTel Europe.

CompleTel Europe

     Information about compensation of CompleTel Europe's executives is provided under the heading "Item 11. Executive Compensation" of its 2000 annual report incorporated as Exhibit 99.1 hereto.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     In September 2000, we initiated a plan to distribute a substantial portion of our principal assets, 75.4% of the outstanding shares of CompleTel Europe, to our members pursuant to the terms of our limited liability company agreement. The distributions were accomplished by redeeming membership units in consideration for the pro rata number of CompleTel Europe shares represented by the redeemed units. Additionally, as discussed under "Item 1. Business - Overview," some members participated in a contribution transaction with CompleTel Europe, whereby they contributed their membership units to CompleTel Europe in consideration for the number of new CompleTel Europe shares represented by the contributed units. This resulted in CompleTel Europe becoming the owner of more than five percent of our outstanding units. Some members have chosen not to redeem or contribute their units for the time being. As a result of these transactions, the beneficial ownership of our outstanding units is substantially different from that previously reported.

     The following table sets forth the security ownership as of December 31, 2000 by each of the managers and named executive officers, all managers and executive officers as a group and each owner of more than 5% of our equity securities.


                                                                     Percentage
                                                                     of Common
Name of beneficial owner                              Common Units     Units
------------------------                              ------------   -----------
Directors and Named Executive Officers:
James E. Dovey(1)                                        2,070.08         3.2%
William H. Pearson(2)                                    6,836.31        10.6
Richard N. Clevenger(3)                                  1,465.56         2.3
David E. Lacey                                           1,172.30         1.8
James C. Allen                                              96.48         *
Royce J. Holland                                            96.48         *
Lawrence F. DeGeorge(4)(6)                              12,805.59        19.9
Paul J. Finnegan                                           ---            *
James H. Kirby                                             ---            *
James N. Perry, Jr.                                        ---            *
All directors and executive officers as a
  group (11 persons)                                    24,622.80        38.3

5% Owners:
Madison Dearborn Partners(5)                            30,994.98        48.2%
DeGeorge Telcom Holdings Limited Partnership(6)         12,805.59        19.9
CompleTel Europe N.V.(7)                                 3,279.91         5.1
-------
* Less than 1%

(1) These interests are held by Mr. Dovey and Dovey Company LLC, over which Mr. Dovey has sole voting power.

(2) These interests are held by Mr. Pearson, Haj LLC and Haj Pearson LLC, over which Mr. Pearson has sole control.

(3) These interests are held by Mr. Clevenger and Clevenger Family Company LLC, over which Mr. Clevenger has sole control.

(4) All of these units are owned by Mr. DeGeorge through DeGeorge Telecom Limited Partnership.

(5) These common interests are held by Madison Dearborn Capital Partners II, L.P. Messrs. Finnegan, Kirby and Perry are managing directors of Madison Dearborn Partners, Inc. the general partner of the general partner of Madison Dearborn Capital Partners II, L.P. The address of Madison Dearborn Partners, Inc. is Three First National Plaza, Suite 3800, Chicago, Illinois 60602.

(6) Mr. DeGeorge is the Chairman and Chief Executive Officer of LPL Investment Group, Inc., the general partner of DeGeorge Holdings Limited Partnership, and his address is c/o LPL Investment Group, Inc., 140 Intracoastal Pointe, Suite 410, Jupiter, Florida 33477. Mr. DeGeorge has sole voting and investment power over the units owned by DeGeorge Telcom Holdings Limited Partnership.

(7) These units were received by CompleTel Europe in the November 2000 contribution transaction.

CompleTel Europe

     Information about beneficial ownership of CompleTel Europe can be found under the heading "Item 12. Security Ownership of Certain Beneficial Owners and Management" of its 2000 annual report incorporated as Exhibit 99.1 hereto.


Item 13.  Certain Relationships and Related Transactions

January 1999 equity contribution

     In January 1999, in connection with a corporate restructuring, CompleTel LLC contributed $58 million of equity, in cash and receivables, and in exchange, CompleTel Europe issued 73,537,325 shares. Of the $58.0 million contributed by CompleTel LLC, $6.2 million was a receivable, and $51.8 million was cash. In connection with that transaction, Madison Dearborn Partners and DeGeorge Holdings, each a beneficial owner of more than 5% of outstanding membership units of CompleTel LL, purchased additional CompleTel LLC preferred interest for $2.51 million and $1.06 million, respectively, representing 2,847,053 and 1,202,341 CompleTel Europe shares; and Mr. Dovey, who is a Director, Mr. Pearson, who is a Director and Chief Executive Officer, and Messrs. Clevenger and Lacey, executive officers, purchased additional CompleTel LLC preferred interests for an aggregate of $57,000, representing 64,654 shares of CompleTel Europe.

November 1999 equity contribution

     Madison Dearborn Partners and DeGeorge Holdings, each a beneficial owner of more than 5% of our outstanding membership units, purchased CompleTel LLC preferred interests for $20.21 million and $8.34 million, respectively, representing 9,882,914 and 4,111,779 shares of CompleTel Europe respectively. Additionally, Messrs. Dovey, Allen and Holland, each of whom is a Director, purchased CompleTel LLC preferred interests for $0.48 million, $0.23 million and $0.23 million, respectively, representing 238,200, 111,160 and 111,160 shares, respectively, of CompleTel Europe; and Mr. Pearson, who is a Director and Chief Executive Officer, and Messrs. Clevenger and Lacey, each an executive officer, purchased CompleTel LLC preferred interests for $0.20 million, $0.17 million and $0.20 million respectively, representing 98,683, 83,937 and 98,683 shares, respectively, of CompleTel Europe.

CompleTel Europe

     Information concerning affiliate relationships and transactions for CompleTel Europe is provided under "Item 13. Certain Relationships and Related Transactions" in its 2000 annual report incorporated as Exhibit 99.1 hereto.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Financial Statements

     The following financial information is incorporated by reference into Part II of this report and is filed as part of this report:

Financial Statements of CompleTel LLC

     Report of Independent Accountants

     Consolidated Balance Sheet as of December 31, 2000 and 1999

     Consolidated Statements of Operations for the years ended December 31, 2000 and 1999, and the Period from Commencement of Operations (January 8, 1998) to December 31, 1998

     Consolidated Statements of Members' Equity (Deficit) for the years ended December 31, 2000 and 1999, and the Period from Commencement of Operations (January 8, 1998) to December 31, 1998

     Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999, and the Period from Commencement of Operations (January 8, 1998) to December 31, 1998

     Notes to Consolidated Financial Statements

Financial Statement Schedules

         Schedules have been omitted, because the information required to be shown in the schedules is not applicable or is included elsewhere in your financial statements or the notes thereto.

Exhibits

         The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index starting on page II-2 of this report.

Reports on Form 8-K

         None.


                          INDEX TO FINANCIAL STATEMENTS
                                OF COMPLETEL LLC


        Report of Independent Accountants..................................................................    F-2

        Consolidated Balance Sheets as of December 31, 2000 and 1999.......................................    F-3

        Consolidated Statements of Operations for the Years Ended December 31, 2000 and 1999 and
          for the Period from Commencement of Operations (January 8, 1998) to December 31, 1998............    F-4

        Consolidated Statements of Members' Equity (Deficit) for the Years Ended December 31, 2000
          and 1999 and for the Period from Commencement of Operations (January 8, 1998) to
          December 31, 1998 ...............................................................................    F-5

        Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999 and for
          the Period from Commencement of Operations (January 8, 1998) to December 31, 1998................    F-6

        Notes to Consolidated Financial Statements.........................................................    F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To CompleTel LLC:

         We have audited the accompanying consolidated balance sheets of COMPLETEL LLC (a Delaware limited liability company) and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, members' equity and cash flows for the years ended December 31, 2000 and 1999, and for the period from commencement of operations (January 8, 1998) to December 31, 1998 (after corporate reorganization--see Note
1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompleTel LLC and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, and for the period from the commencement of operations (January 8, 1998) to December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                                     ARTHUR ANDERSEN

Amstelveen, The Netherlands
March 30, 2001.

                         COMPLETEL LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (Stated in thousands of U.S. Dollars, except unit amounts)
                  (After Corporate Reorganization--See Note 1)

                                                                                                  December 31,       December 31,
                                                                                                      2000               1999
                                                                                               ------------------  ----------
                                     ASSETS
                CURRENT ASSETS:
                   Cash and cash equivalents................................................      $     1,015        $    60,469
                   Accounts receivable......................................................              --               1,702
                   Prepaid expenses, VAT receivables and other current assets...............              137             14,892
                                                                                                  -----------        -----------
                      Total current assets..................................................            1,152             77,063
                                                                                                  -----------        -----------
                NON-CURRENT ASSETS:
                   Property and equipment, net..............................................              458             92,872
                   Licenses and other intangibles, net......................................              --               4,938
                   Deferred financing costs, net............................................              --               6,352
                   Other non-current assets.................................................               43                872
                INVESTMENT IN AFFILIATED COMPANY............................................          134,282                --
                                                                                                  -----------        ----------
                      Total non-current assets..............................................          134,783            105,034
                                                                                                  -----------        -----------
                TOTAL ASSETS................................................................      $   135,935        $   182,097
                                                                                                  ===========        ===========
                                  LIABILITIES AND MEMBERS' EQUITY/(DEFICIT)
                CURRENT LIABILITIES:
                   Network vendor payables..................................................      $       --         $    28,711
                   Accrued liabilities and trade accounts payable...........................            1,304             24,076
                                                                                                  -----------
                      Total current liabilities.............................................            1,304             52,787
                                                                                                  -----------        -----------
                LONG-TERM DEBT..............................................................              --              79,922
                                                                                                  -----------        -----------
                MINORITY INTEREST...........................................................              --                 279
                COMMITMENTS AND CONTINGENCIES (Note 6)
                REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED UNITS:
                   No par value, -0-, and 84,070 units authorized, issued and outstanding,
                      respectively..........................................................              --             113,469
                MEMBERS' EQUITY (DEFICIT):
                   Common units, no par value; 131,494 units authorized; 59,467 and 18,485
                      units issued and outstanding, respectively............................          381,861             30,065
                   Deferred compensation....................................................          (16,179)           (28,495)
                   Other cumulative comprehensive loss......................................          (14,690)            (3,912)
                   Accumulated deficit......................................................         (216,361)           (62,018)
                                                                                                  -----------        -----------
                TOTAL MEMBERS' EQUITY/(DEFICIT).............................................          134,631            (64,360)
                                                                                                  -----------        -----------
                TOTAL LIABILITIES AND MEMBERS' EQUITY/(DEFICIT).............................      $   135,935           $182,097
                                                                                                  ===========        ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         COMPLETEL LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     (Stated in thousands of U.S. Dollars, except unit and per unit amounts)
                  (After Corporate Reorganization--See Note 1)
                                                                                                   Commencement
                                                                                                  of Operations
                                                           Year Ended          Year Ended      (January 8, 1998) to
                                                        December 31, 2000   December 31, 1999   December 31, 1998
                                                        -----------------   -----------------   -----------------
REVENUES                                                  $    24,362         $     2,985         $       --
OPERATING EXPENSES:
   Network costs....................................           26,093               2,407                 --
   Selling, general and administrative..............           73,429              37,803               7,852
   Non-cash compensation expense....................           55,881                 675                 192
   Depreciation and amortization....................           17,721               4,534                  59
                                                          -----------         -----------         -----------
      Total operating expenses......................          173,124              45,419               8,103
                                                          -----------         -----------         -----------
OPERATING LOSS......................................         (148,762)            (42,434)             (8,103)
                                                              -------         -----------         -----------
OTHER INCOME (EXPENSE):
   Interest income..................................           17,538               2,814                  11
   Interest expense, net of capitalized interest....          (22,309)             (8,604)                --
   Foreign exchange loss and other expense..........          (19,018)             (3,621)                --
                                                          -----------         -----------         ----------
      Total other income (expense)..................          (23,789)             (9,411)                 11
                                                          -----------         -----------         -----------
NET LOSS BEFORE SHARE IN RESULTS OF AFFILIATED COMPANY
   AND MINORITY INTEREST............................         (172,551)            (51,845)             (8,092)
SHARE IN RESULTS OF AFFILIATED COMPANY..............           (4,889)                --                  --
MINORITY INTEREST ..................................           24,681               3,501                 --
                                                          -----------         -----------         ----------
NET LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........         (152,759)            (48,344)             (8,092)
EXTRAORDINARY ITEM--Gain on early extinguishment of
   debt                                                         1,012                 --                  --
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.             (243)                --                  --
                                                          -----------         -----------         ----------
NET LOSS                                                     (151,990)            (48,344)             (8,092)
ACCRETION OF REDEEMABLE CUMULATIVE CONVERTIBLE
   PREFERRED UNITS..................................           (2,353)             (5,219)               (363)
                                                          -----------         -----------         -----------
NET LOSS APPLICABLE TO COMMON UNITS.................      $  (154,343)        $   (53,563)        $    (8,455)
                                                          ===========         ===========         ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                         COMPLETEL LLC AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT)
     (Stated in thousands of U.S. Dollars, except unit and per unit amounts)
                  (After Corporate Reorganization--See Note 1)

                                                                                                            Other
                                                                 Common Units                            Cumulative
                                                           ----------------------------    Deferred    Comprehensive    Deficit
                                                               Number         Amount      Compensation        Loss     Accumulated
                                                           ------------   --------------  ------------  ------------   -----------
BALANCE, January 8, 1998..................................         --       $     --       $     --       $     --      $     --
   Deemed issuance of common units at formation (actual
      issuance May 18, 1998)..............................       2,400            --             --             --            --
   Issuance of common units at May 18, 1998 for services
      provided............................................       2,925            115            --             --            --
   Issuance of common units at August 24, 1998 for
      services provided...................................         263             13            --             --            --
   Issuance of forfeitable common units...................      10,797            609           (604)           --            --
   Amortization of deferred compensation..................         --             --              64            --            --
   Accretion of redeemable cumulative convertible
      preferred units.....................................         --             --             --             --           (363)
   Cumulative translation adjustments.....................         --             --             --            (160)          --
   Net loss...............................................         --             --             --             --         (8,092)
                                                               -------      ---------      ---------      ---------     ---------

BALANCE, December 31, 1998................................      16,385      $     737      $    (540)     $    (160)    $  (8,455)
                                                               -------      ---------      ---------      ---------     ---------

   Cancellation of units deemed issued at formation and
      units issued for services provided..................      (2,250)           (61)            61            --            --
   Issuance of forfeitable common units to management
      investor............................................       2,250            300           (300)           --            --
   Repurchases of previously issued forfeitable common
      units                                                       (121)           (24)            24            --            --
   Issuance of forfeitable common units...................       2,221          1,915         (1,915)           --            --
   Issuance of subsidiary stock options...................         --          26,500        (26,500)           --            --
   Gain on issuance of equity at subsidiary...............         --             698            --             --            --
   Amortization of deferred compensation..................         --             --             675            --            --
   Accretion of redeemable cumulative convertible
      preferred units.....................................         --             --             --             --         (5,219)
   Cumulative translation adjustments.....................         --             --             --          (3,752)          --
   Net loss...............................................         --             --             --             --        (48,344)
                                                               -------      ---------      ---------      ---------     ---------

BALANCE, December 31, 1999................................      18,485      $  30,065      $ (28,495)     $  (3,912)    $ (62,018)
                                                               -------      ---------      ---------      ---------     ---------

   Issuance of forfeitable common units...................         100      $   1,150      $  (1,150)     $     --    $        --
   Repurchase of forfeitable common units.................        (719)           --          (3,007)           --            --
   Conversion of redeemable cumulative convertible
      preferred units to forfeitable common units.........     105,976        114,681            --             --            --
   Gain on issuance of equity at subsidiary...............         --         375,780            --             --            --
   Deferred compensation expense related to equity
     based incentive compensation plans...................         --          61,421        (55,890)           --            --
   Stock option issuances, net of forfeitures.............         --          (1,194)         1,194             --           --
   Amortization of deferred compensation..................         --              --         52,337             --           --
   Accretion of redeemable cumulative convertible
      preferred units.....................................         --             --             --              --        (2,353)
   Distribution of common units...........................     (64,375)      (168,167)           --          21,493           --
   Reversal of deferred compensation on options
     upon deconsolidation of CompleTel Europe.............         --         (18,832)        18,832            --            --
   Cumulative translation adjustments.....................         --             --             --         (32,271)          --
   Allocation of deferred compensation credit to minority
      interest                                                     --         (13,043)           --              --           --

   Net loss...............................................         --             --             --              --      (151,990)
                                                               -------      ---------      ---------      ---------     ---------

BALANCE, December 31, 2000................................      59,467      $ 381,861      $ (16,179)     $ (14,690)    $(216,361)
                                                               =======      =========      =========      =========     =========


                                                                Total
                                                           Comprehensive
                                                                  Loss           Total
                                                            -------------    ---------
BALANCE, January 8, 1998..................................      $   --       $     --
   Deemed issuance of common units at formation (actual
      issuance May 18, 1998)..............................          --             --
   Issuance of common units at May 18, 1998 for services
      provided............................................          --             115
   Issuance of common units at August 24, 1998 for
      services provided...................................          --              13
   Issuance of forfeitable common units...................          --               5
   Amortization of deferred compensation..................          --              64
   Accretion of redeemable cumulative convertible
      preferred units.....................................          --            (363)
   Cumulative translation adjustments.....................         (160)          (160)
   Net loss...............................................       (8,092)        (8,092)
                                                                -------      ---------

BALANCE, December 31, 1998................................      $(8,252)     $  (8,418)
                                                                =======      ---------

   Cancellation of units deemed issued at formation and
      units issued for services provided..................          --             --
   Issuance of forfeitable common units to management
      investor............................................          --             --
   Repurchases of previously issued forfeitable common
      units                                                         --             --
   Issuance of forfeitable common units...................          --             --
   Issuance of subsidiary stock options...................          --             --
   Gain on issuance of equity at subsidiary...............          --             698
   Amortization of deferred compensation..................          --             675
   Accretion of redeemable cumulative convertible
      preferred units.....................................          --          (5,219)
   Cumulative translation adjustments.....................       (3,752)        (3,752)
   Net loss...............................................      (48,344)       (48,344)
                                                                -------      ---------

BALANCE, December 31, 1999................................      $(52,096)    $ (64,360)
                                                                ========     ---------

   Issuance of forfeitable common units...................      $   --       $      --
   Repurchase of forfeitable common units.................          --          (3,007)
   Conversion of redeemable cumulative convertible
      preferred units to forfeitable common units.........          --         114,681
   Gain on issuance of equity at subsidiary...............          --         375,780
   Deferred compensation expense related to equity
     based incentive compensation plans...................          --           5,531
   Stock option issuances, net of forfeitures.............          --             --
   Amortization of deferred compensation..................          --          52,337
   Accretion of redeemable cumulative convertible
      preferred units.....................................          --          (2,353)
   Distribution of common units...........................       21,493       (146,674)
   Reversal of deferred compensation on options
     upon deconsolidation of CompleTel Europe.............          --             --
   Cumulative translation adjustments.....................      (32,271)       (32,271)
   Allocation of deferred compensation credit to minority
      interest                                                      --         (13,043)
                                                                             ---------
   Net loss...............................................      (151,990)     (151,990)
                                                                ---------    ---------

BALANCE, December 31, 2000................................      $(162,768)   $ 134,631
                                                                =========    =========



        The accompanying notes are an integral part of these consolidated financial statements.

                         COMPLETEL LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Stated in thousands of U.S. Dollars)
                  (After Corporate Reorganization--See Note 1)
                                                                                                               Commencement
                                                                                                               of Operations
                                                                                                                (January 8,
                                                                          Year Ended          Year Ended         1998) to
                                                                      December 31, 2000   December 31, 1999  December 31, 1998
                                                                      -----------------   -----------------  -----------------
              OPERATING ACTIVITIES:
                 Net loss...........................................     $ (151,990)          $  (48,344)        $   (8,092)
                 Adjustments to reconcile net loss to cash flows
                    from operating activities:
                    Depreciation and amortization...................         17,721                4,534                 59
                    Non-cash compensation expense...................         64,470                  675                192
                    Accretion of senior notes.......................         10,670                7,948                --
                    Share in loss of affiliated company.............          4,889                  --                 --
                    Amortization of deferred financing costs........          2,031                  570                --
                    Gain on early extinguishment of debt............         (1,012)                 --                 --
                    Foreign exchange loss                                    16,626                  --                 --
                    Minority interest in net loss...................        (24,475)              (3,501)               --
                    Changes in assets and liabilities:
                      Increase in accounts receivable...............        (12,692)             (15,176)              (537)
                      Increase in prepaid expenses, VAT receivables
                    and
                         other current assets.......................        (44,924)              (1,574)              (214)
                      Increase in other non-current assets..........           (806)                (629)              (287)
                      Increase in trade accounts payable and
                    accrued liabilities.............................         15,234               22,217              4,935
                      Net affiliate payables/receivables............         (2,106)                 --                 --
                                                                         ----------           ----------         ---------
                         Net cash flows used in operating activities       (106,364)             (33,280)            (3,944)
                                                                         ----------           ----------         ----------
              INVESTING ACTIVITIES:
                 Expenditures for property and equipment............       (191,371)             (97,527)            (3,485)
                 Increase in netware vendor payables................         18,986               28,711                --
                 Purchase of licenses and other intangibles.........         (2,880)              (4,315)              (950)
                 Offering proceeds and investment earnings placed
                    in escrow.......................................        (66,800)             (73,198)               --
                 Proceeds from escrowed offering and investment
                    earnings                                                    --                73,198                --
                 Relinquishment of cash due to the deconsolidation
                    of CompleTel Europe.............................       (354,148)                 --                 --
                                                                         ----------           ----------         ---------
                         Net cash flows used in investing activities       (596,213)             (73,131)            (4,435)
                                                                         ----------           -----------        ----------
              FINANCING ACTIVITIES:
                 Gross proceeds from senior notes offering..........        184,861               70,532                --
                 Proceeds from issuance of common units.............            --                     3                  5
                 Proceeds from initial public offering..............        487,202                  --                 --
                 Issuance of redeemable cumulative convertible
                    preferred units.................................            --                94,716             12,113
                 Issuance of equity in subsidiary...................            --                 4,478                --
                 Loan from member...................................            --                   --               1,300
                 Payment on loan from member........................            --                   --                (266)
                 Repurchase of senior discount notes................        (14,240)                 --                 --
                 Deferred financing costs...........................        (11,400)              (6,054)              (869)
                                                                         -----------          ----------         ----------
                         Net cash flows provided by financing
                    activities......................................        646,423              163,675             12,283
                 Effect of exchange rates on cash...................         (3,300)                (539)              (160)
                                                                         ----------           ----------         ----------
              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..        (59,454)              56,725              3,744
              CASH AND CASH EQUIVALENTS, beginning of period........         60,469                3,744                --
                                                                         ----------           ----------         ---------
              CASH AND CASH EQUIVALENTS, end of period..............     $    1,015           $   60,469         $    3,744
                                                                         ==========           ==========         ==========
              NON-CASH INVESTING AND FINANCING ACTIVITIES:
                 Conversion of member loan to preferred units.......     $       --           $      --          $    1,034
                                                                         ==========           ==========         ==========
                 Accretion of redeemable cumulative convertible
                    preferred units.................................     $    2,353           $    5,219         $      363
                                                                         ==========           ==========         ==========
                 SAB No. 51 gain recorded in members' equity
                    related to issuance of equity in subsidiary.....     $      --            $      698         $      --
                                                                         ==========           ==========         =========
              SUPPLEMENTAL CASH FLOW DISCLOSURES:
              Deconsolidation of Affiliated Company:
                 Working Capital....................................     $   36,612           $      --
                 Property and equipment.............................       (235,474)                 --                 --
                 Investment.........................................        280,623                  --                 --
                 Other assets.......................................        (52,409)                 --                 --
                 Debt and minority interest.........................        324,796                  --                 --
                                                                         ----------           ----------         ---------
                 Total cash relinquished............................     $  354,148           $      --          $      --
                                                                         ==========           =========          =========

        The accompanying notes are an integral part of these consolidated financial statements.

                         COMPLETEL LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999
                  (After Corporate Reorganization--See Note 1)

(1)    Organization and Nature of Operations

         CompleTel LLC ("LLC") (together with its majority-owned subsidiaries, the "Company") is a Delaware limited liability company. LLC was known as CableTel Delaware LLC ("CableTel Delaware") from its formation on January 8, 1998 through May 18, 1998, when it was reorganized and renamed as CableTel Europe LLC in connection with the admission of a new member. Effective August 20, 1998, CableTel Europe LLC changed its name to CompleTel LLC.

         The Company was formed with a strategic objective of becoming a leading facilities-based operator of a technologically advanced, high-capacity, fiber optic communications infrastructure and provider of telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas across Western Europe. A facilities-based operator uses mainly its own telecommunications facilities to provide service, in contrast with non-facilities-based resellers who purchase the services of other providers and then retail the services to customers.

         As of December 31, 1998, LLC's direct and indirect wholly-owned subsidiaries consisted of CableTel Management Inc. ("Management Co."), CompleTel Europe N.V. ("CompleTel Europe"), CompleTel Holding I B.V. ("BVI"), CompleTel Holding II B.V. ("BVII"), its French operating subsidiary, CompleTel SAS ("CompleTel France") (formerly known as CompleTel S.A.R.L.), its UK operating subsidiary, CompleTel UK Limited ("CompleTel UK"), and its German operating subsidiary, CompleTel GmbH ("CompleTel Germany"). CompleTel Europe was formed in December 1998 for the purpose of completing a Rule 144A Offering (the "Offering") (see Note 5) to finance the development of its switched local telecommunications network and related services throughout France and Western Europe. As of December 31, 1998, LLC's operating companies were held indirectly through BVI and BVII. CompleTel Europe held no material assets or operations as of December 31, 1998.

         In January 1999, LLC formed CompleTel Holdings LLC ("CompleTel Holdings"), CompleTel ECC B.V. ("CompleTel ECC"), CompleTel (N.A.) N.V. ("NANV") and CompleTel UK SPC ("CompleTel SPC"). CompleTel Holdings was formed to issue the equity component of the Offering. CompleTel ECC was formed to be the group's European corporate center and to hold the proceeds of the Offering, through an escrow account, until CompleTel Europe received aggregate financing commitments of at least $90 million (see Note 6). Through a series of transactions in the restructuring, LLC contributed approximately $58 million of equity, consisting of cash of approximately $52 million and accounts receivable of approximately $6 million, to CompleTel France. Also, through a series of restructuring transactions, CompleTel SPC became a wholly-owned subsidiary of BVI, BVI was contributed to CompleTel Europe, in exchange for the issuance of 73,537,325 additional ordinary shares and CompleTel Europe became a wholly-owned subsidiary of NANV. Furthermore, LLC contributed its 100% interest in NANV to CompleTel Holdings in exchange for all 19,596,429 Class A Membership Interests in CompleTel Holdings. The Non-Voting Class B Membership Interests (aggregating 1,475,000 membership interests) in CompleTel Holdings were issued substantially to unrelated parties in connection with the Offering (see Note 6). The restructuring was accounted for as a reorganization of entities under common control, similar to a pooling of interests.

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)   Organization and Nature of Operations (Continued)

         In November and December 1999, LLC received additional cash contributions totaling approximately $42.1 million from new and existing investors. As of December 31, 1999, LLC had contributed, through a series of planned transactions, $40 million to CompleTel GmbH through intermediate subsidiaries in exchange for one share of CompleTel GmbH, and contributed approximately $2.1 million to CompleTel Europe through intermediate subsidiaries in exchange for ordinary shares of CompleTel Europe. Through this series of planned transactions, an intermediate subsidiary of LLC received one share of CompleTel GmbH, which was contributed to BVI in February 2000 in exchange for one BVI class B share. Also, in February 2000 the BVI share was contributed to CompleTel Europe in exchange for ordinary shares in CompleTel Europe. These transactions have been accounted for as a reorganization of entities under common control.

         On March 30, 2000, CompleTel Europe completed its initial public offering ("IPO") of ordinary shares. In the offering, CompleTel Europe issued 31,280,000 ordinary shares in exchange for gross proceeds of approximately
(EURO)547.4 million based on the euro public offering price of (EURO)17.50 per share. A portion of the IPO shares, 8,343,931 were offered in the U.S. at a public offering price of $17.09 per share. After giving effect to the translation of U.S. dollars received for shares offered in the U.S., gross proceeds translated into euros totaled approximately (EURO)551.4 million. CompleTel Europe is using the proceeds to (i) further develop fiber optic networks in its target markets in France and Germany, (ii) fund the build out of its IDCs and expansion of its Internet-related services, (iii) develop complimentary local access systems, (iv) fund net operating losses, and (v) for general corporate purposes.

         In April 2000, CompleTel LLC liquidated CompleTel holdings and the approximately 7.37 million ordinary shares of CompleTel Europe beneficially owned by the holders of the Class B Membership Interests were distributed pro rata.

         Following CompleTel Europe's initial public offering, LLC commenced certain transactions that provided its members the ability to hold their interests in CompleTel Europe directly rather than indirectly. In December 2000, an aggregate 61,671,987 shares of CompleTel Europe were distributed to members of LLC. As a result of this distribution and the contribution transaction described in Note 3, LLC no longer exercises majority voting control over CompleTel Europe and CompleTel Europe is not a consolidated entity in the financial statements of LLC, effective December 1, 2000. As of December 31, 2000, LLC held an approximate 34.3% interest in CompleTel Europe.

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The Company has been principally engaged in developing the business plans for CompleTel Europe. The execution of the business plan at the CompleTel Europe level was included in applying for and procuring regulatory and government authorizations, raising capital, hiring management and other key personnel, working on the design, development and construction of CompleTel Europe's fiber optic networks and operation support systems ("OSS"), negotiating equipment and facilities agreements, and negotiating interconnection agreements and certain right-of-way agreements. As a result of its development stage activities, CompleTel Europe has experienced significant operating losses and negative cash flows from operations. CompleTel Europe exited the development stage during the fourth quarter of 1999.

         CompleTel Europe's ultimate success will be affected by the problems, expenses and delays encountered in connection with the formation of any new business and by the competitive environment in which CompleTel Europe intends to operate. CompleTel Europe's performance will further be affected by its ability to obtain licenses, properly assess potential markets, secure financing or raise additional capital, design networks, acquire right-of-way and building access rights, implement interconnection with incumbent public telecommunications operators ("PTOs"), lease adequate trunking capacity from PTOs, purchase and install switches in additional markets, implement efficient OSS and other back office systems, develop a sufficient customer base, and attract, retain and motivate qualified personnel. Delays or failure in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements may have a material adverse effect upon CompleTel Europe. Although management believes that CompleTel Europe will be able to successfully mitigate these risks, there is no assurance that it will be able to do so or that it will ever operate profitably.

         See Note 3 for a discussion of certain redemption and contribution transactions during November and December 2000 and early 2001.

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

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of LLC and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Effective December 1, 2000, LLC accounts for its investment in CompleTel Europe using the equity method (see Note 3). The fair market value of LLC's equity method investment in CompleTel Europe as of December 31, 2000 totaled approximately $192.2 million.

Cash and Cash Equivalents

         For purposes of reporting cash flows, the Company considers all marketable securities and commercial paper with maturities of ninety days or less at acquisition as cash equivalents.

Short-term, Long-term Investments, Restricted

         Restricted investments include investments in Euro-denominated securities related to CompleTel Europe's Senior Notes (Note 5) and have been classified based on the expected expiration of such requirements.

Accounts Receivable

         Accounts receivable represent receivables from the Company's services, less an allowance for doubtful receivables. The Company wrote off accounts receivable balances totaling approximately $16,000 during the year ended December 31, 2000 and had no write-offs during 1999.

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)   Summary of Significant Accounting Policies (Continued)

Prepaid Expenses, VAT Receivables and Other Current Assets

         Prepaid expenses consist of prepaid rent and prepaid insurance. Prepayments are amortized on a straight-line basis over the life of the underlying agreements. VAT receivables consist primarily of amounts due to CompleTel Europe's subsidiaries for value added taxes ("VAT") paid on purchased goods and services. VAT receivables are recoverable through a netting of VAT payable on sales revenue or by a request for reimbursement to the applicable taxing authority. Other current assets consist primarily of deposits on office and switch location premises.

Property and Equipment

         Property and equipment includes network equipment, office furniture and equipment, computer equipment and software, leasehold improvements, buildings and construction in progress. These assets are stated at cost and are being depreciated when ready for their intended use on a straight-line basis over the estimated useful lives of the related assets as follows:

                                                                                                                 Estimated
                                                                                                                Useful Life
            Network equipment................................................................................    3 to 8 years
            Office furniture and equipment...................................................................         5 years
            Computer equipment and software..................................................................    3 to 5 years
            Leasehold improvements...........................................................................   9 to 12 years
            Buildings........................................................................................        20 years

 .           Property and equipment consisted of the following (in thousands):
                                                                                                  December 31,      December 31,
                                                                                                      2000              1999
                                                                                                 ----------------  ----------------
                   Network equipment......................................................          $      --         $  39,955
                   Office furniture and equipment.........................................                296             1,521
                   Computer equipment and software........................................                425             5,582
                   Leasehold improvements.................................................                 --             1,855
                   Buildings..............................................................                 --               206
                                                                                                  ---------------   ----------------
                   Property and equipment, in service.....................................                721            49,119
                   Less: accumulated depreciation.........................................               (263)           (4,215)
                                                                                                  ---------------   ----------------
                   Property and equipment, in service, net................................                458            44,904
                   Construction in progress...............................................                 --            47,968
                                                                                                  ---------------   ----------------
                   Property and equipment, net............................................          $     458         $  92,872
                                                                                                  ===============   ================

         CompleTel Europe capitalized approximately $9.3 million and $1.4 million of interest for the years ended December 31, 2000 and 1999, respectively.

Computer Software Costs

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The Company capitalized software used for internal purposes in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Internal and external costs incurred in the planning or conceptual development of software for internal use are expensed as incurred. Once the planning or conceptual development of software has been achieved, and the project has reached the application or development stage, external direct costs of materials and services used in the project, payroll and payroll-related costs for employees who are directly associated with and who devote time to the project (to the extent of the time spent directly on the project) and interest cost incurred in the development of the project are capitalized. Training and routine maintenance costs are expensed as incurred.

Deferred Financing Costs

         Costs to obtain financing were capitalized and amortized to interest expense over the life of the related debt facility using the effective interest method.

License Costs

         The Company capitalized third-party direct costs associated with obtaining licenses. Capitalized license costs are amortized at commencement of operations over the lives of the related licenses, ranging from 15 to 25 years.

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

Revenue Recognition

         Revenues related to non-installation services offered by CompleTel Europe are recognized in the period the services are delivered.

         Installation revenues are initially deferred upon receipt and amortized to revenue over either the longer of the underlying contract period or the expected customer relationship.

         As required, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in the fourth quarter of 2000, retroactive to January 1, 2000. SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company's statements of operations reflect the application of SAB 101, which resulted in the deferral of approximately $1.9 million of installation revenues. The cumulative effect of change in accounting principle is reflected in the consolidated statement of operations for the impact related to periods prior to January 2000. The cumulative effect related to periods prior to January 2000 was immaterial to the consolidated financial statements taken as a whole.

         One customer generated approximately 10% of CompleTel Europe's revenue during 2000.

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

         The Company accounts for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees and certain related interpretations, including Financial Accounting Standards Board ("FASB") Interpretation No. 44", "Accounting For Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). Deferred compensation is amortized to expense over the vesting period of the related equity-based awards. Non-cash compensation charges are primarily attributable to employees whose salary and benefits are otherwise recorded in selling, general and administrative expenses.

Income Taxes

         No provision has been made for federal, state or local income taxes related to the LLC because they are the responsibility of the individual members.

         Certain subsidiaries of the LLC are subject to corporate income tax requirements and, accordingly, the Company accounts for income taxes under the asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and income tax basis of assets, liabilities and carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse or the carryforwards are expected to be utilized. Net deferred tax assets are then reduced by a valuation allowance if management believes it is more likely than not they will not be realized.

SAB No. 51 Accounting Policy--Sale of Stock by Subsidiaries

         The Company has adopted a policy of recording all gains attributable to subsidiary common equity sales in the statement of operations, except for gains on subsidiary equity sale transactions which must be recorded directly in equity in accordance with the provision of Staff Accounting Bulletin Number 51 ("SAB 51"). In February 1999, as part of CompleTel Europe's Senior Discount Notes and Class B Membership Interests Offering, the gross proceeds of approximately $75 million were allocated approximately $70.5 million to the Notes (issued by CompleTel Europe) and approximately $4.5 million to the Class B Interests (in CompleTel Holdings LLC) representing a 7% interest in CompleTel Holdings LLC. This resulted in a $698,000 SAB 51 gain recorded directly in equity in accordance with SAB 51.

         In March 2000, the Company recorded a SAB 51 gain of approximately $376 million as a result of CompleTel Europe's initial public offering of its ordinary shares. This gain was also recorded directly in equity in accordance with SAB 51.

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

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Foreign Operations and Foreign Exchange Rate Risk

         Prior to January 1, 2000, the functional currency for LLC and certain of its subsidiaries, including CompleTel Europe, Management Co., CompleTel Holdings, NANV, BV I, BV II and CompleTel ECC, was the U.S. dollar and the functional currency for each of CompleTel Europe's operating subsidiaries was the applicable local currency. Effective January 1, 2000, CompleTel Europe and each of its subsidiaries, except those in the U.K., adopted the euro as its functional currency.

         Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency or the Euro are translated at exchange rates in effect at period-end, and the consolidated statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of members' equity (deficit).

         Transactions denominated in currencies other than the local functional currency of CompleTel Europe and its operating subsidiaries, including U.S. dollar denominated intercompany accounts and notes payable to LLC and Management Co., are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

         CompleTel Europe and its subsidiaries periodically can have payables that are denominated in a currency other than their own functional currency. The Company has not historically hedged foreign currency denominated transactions for receivables or payables related to current operations. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluation against the dollar.

New Accounting Standards

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. During 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133" ("SFAS 137") which delayed the effective date of SFAS 133 until all fiscal quarters of fiscal years beginning after June 15, 2000. As of December 31, 2000, the Company was not engaged in any transactions involving derivative financial instruments and, accordingly, there was no impact of adopting SFAS 133 on January 1, 2001.

Reclassifications

         Certain amounts in the accompanying financial statements have been reclassified to conform to the December 31, 2000 presentation.

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3)     Capitalization

Redemption and Contribution of LLC Common Units for CompleTel Europe NV Ordinary Shares

         As discussed below and in Note 1, since May 1998, investors in LLC, through LLC, have contributed funds to the group's European subsidiaries, which have been controlled by CompleTel Europe since January 1999. From its formation in December 1998 until February 2000, CompleTel Europe has issued shares to its upstream parents in consideration of cash and receivables contributed to it by those affiliates. Those shares were held of record by NANV, and beneficially by the holders of interests in LLC. Upon completion of CompleTel Europe's March 30, 2000 IPO, the number of shares of CompleTel Europe beneficially owned by holders of LLC interests totaled 118,758,060 (representing 75.44% of the then outstanding ordinary shares of CompleTel Europe).

         Following CompleTel Europe's IPO, LLC was required pursuant to its limited liability company agreement to distribute the CompleTel Europe shares held indirectly through NANV to its members as promptly as practicable, so that its members would hold their interests in CompleTel Europe directly rather than indirectly. During 2000, LLC began the process of distributing its CompleTel Europe shares to its members. By dividing the number of CompleTel Europe shares beneficially held by LLC (118,758,060) by the number of LLC units outstanding (123,964), the number of NV shares represented by each LLC unit was fixed at approximately 958 shares per unit.

         A complete liquidation of LLC was not (and still is not) possible, due to continuing obligations among LLC and its members (i.e. forfeiture of units by certain members upon any vesting of outstanding performance vesting common units--see "Performance Vesting Agreement" below). Accordingly, LLC has initiated partial redemptions of its membership interests in exchange for the underlying number of CompleTel Europe shares represented by the LLC units redeemed. Partial redemptions of units held by LLC members residing in the United States and United Kingdom took place on December 4, 2000, February 12, 2001 and February 28, 2001. These redemptions occurred in a two-step process, whereby NANV redeemed a portion of its shares held by LLC in exchange for a pro rata number of CompleTel Europe shares held by NANV, and LLC redeemed a portion of the redeeming members' units in exchange for approximately 958 CompleTel Europe ordinary shares per unit. On December 4, 2000, an aggregate of approximately 61,671,987 CompleTel Europe shares were distributed in redemption of approximately 64,375 units and in February 2001, an aggregate of 41,267,214 CompleTel Europe ordinary shares were distributed in redemption of approximately 43,076 units.

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)    Capitalization (Continued)

         In order to prevent adverse tax consequences to its French and German unitholders, which would result from a partial redemption of their units, those members completed a contribution transaction directly with CompleTel Europe. In the contribution transaction during November 2000, the French and German members contributed a portion of their LLC units to CompleTel Europe in exchange for 958 newly issued CompleTel Europe ordinary shares per unit contributed, the same number of shares the contributors would have received had their units been redeemed.

         The contribution transaction, completed on November 27, 2000, resulted in the issuance of an aggregate 3,142,162 CompleTel Europe shares in exchange for approximately 3,280 LLC units. No other consideration was given or received by the contributors, CompleTel Europe or LLC. The French and German members contributed all units owned by them except the units that continue to be subject to performance vesting. Some of the units contributed, however, remained subject to time vesting restrictions and an LLC right to repurchase any unvested units at $1.00 per unit upon the holder's termination of employment. To replace these rights, CompleTel Europe ordinary shares received in respect of unvested units, were pledged to LLC until such time as vesting is complete and LLC was given an option to purchase the pledged shares at approximately $0.001 per share, a price that is equivalent to the $1.00 per unit repurchase price.

         As a result of the distribution and exchange transactions described above, LLC no longer exercises majority voting control over CompleTel Europe and CompleTel Europe is not a consolidated entity in the financial statements of LLC, effective December 1, 2000. LLC has accounted for its investment in CompleTel Europe under the equity method of accounting for the month of December 2000. Furthermore, as a result of the February 2001 redemption transactions, LLC's ordinary share interest in CompleTel Europe was further reduced to approximately 10%. LLC will account for such ordinary share interest at fair value as an "available for sale" marketable equity security subsequent to February 2001.

         Summarized financial information related to our equity investee (CompleTel Europe N.V.) as of and for the year ended December 31, 2000, is as follows:

                                                                    2000
                                                             ------------------
Current assets                                                  $  433,317
Non-current assets                                                 343,627
Current liabilities                                                120,787
Non-current liabilities                                            264,322

Revenues                                                            29,065
Loss before extraordinary item and cumulative effect of
change in accounting principle                                     185,498
Net loss                                                           184,950

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LLC Agreement

         On May 18, 1998, an affiliate of Madison Dearborn Partners, Inc. ("Madison Dearborn Partners"), an affiliate of LPL Investment Group, Inc. ("LPL") (together with Madison Dearborn Partners, the "Private Equity Investors") and certain members of management (the "Management Investors") entered into an amended and restated limited liability company agreement (the "LLC Agreement"), amending and restating the original limited liability agreement of CableTel Delaware dated January 8, 1998. The LLC Agreement, as amended, authorized the issuance of (i) 61,950 redeemable cumulative convertible preferred ownership interests (the "Preferred Units"), and (ii) 107,500 common ownership interests (the "Common Units"). The 61,950 Preferred Units have been issued to the Private Equity Investors and Management Investors under an Equity Purchase Agreement (the "Equity Purchase Agreement") (see Note 4). Of the 107,500 Common Units, 82,500 were reserved for issuance upon conversion of the Preferred Units, 25,000 were issued, or are reserved for issuance, to the Management Investors under executive securities agreements (the "Executive Securities Agreements"). Of the 25,000 Common Units issued or issuable to the Management Investors, 17,500 (the "Non-Performance Vesting Units") are subject to vesting through the passage of time under the Executive Securities Agreements and 7,500 (the "Performance Vesting Units") are subject to time vesting and to performance vesting under a performance vesting agreement (the "Performance Vesting Agreement"). An additional 798 common units were issued to employees subject to time vesting and to performance vesting similar to that under the Performance Vesting Agreement, but without any forfeiture requirements on holders of preferred units. Of the 25,000 Common Units issued or issuable to the Management Investors, 2,250 were issued to LPL under the LPL Investor Purchase Agreement. On January 22, 1999, the 2,250 immediately vested Common Units previously issued to LPL were canceled. These units were then issued to one of the Management Investors as additional Non-Performance Vesting Units. No Class A Senior Units, Class B Senior Units or Class C Senior Units had been issued as of December 31, 1999. On January 28, 1999, the Company entered into the Second Amended and Restated Limited Liability Company Agreement of CompleTel LLC, increasing the authorized Preferred Units to 65,750 (see Note 4). On November 23, 1999, the Company entered into the Third Amended and Restated Limited Liability Company Agreement of CompleTel LLC, increasing the authorized Preferred Units to 84,070 and increasing the authorized number of common units to 131,494 (see Note 4). On November 27, 2000, the Company entered into the Amendment to the Third Amended and Restated Limited Liability Company Agreement to permit the contribution transactions.

Common Units

         The holders of Common Units are entitled to one vote for each Common Unit held on all matters submitted to a vote of the members. Holders of Common Units are entitled, subject to the preferences of the Preferred Units, to receive such distributions, if any, as may be declared by LLC's Board of Directors out of profits allocated to the members. The Indentures related to CompleTel Europe's Senior Discount Notes due 2009 and Senior Notes due 2010 restrict the ability of CompleTel Europe to pay dividends to LLC in order to pay distributions with respect to the Common Units. In addition, LLC may not make any distributions with respect to the Common Units without the prior consent of the Private Equity Investors. In the event of a liquidation, dissolution, or winding up of LLC, the holders of Common Units are entitled to share ratably in the assets of LLC which are available for distribution, if any, after the payment of all debts and liabilities of LLC and the liquidation preference of any outstanding Preferred Units.

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Upon the initial formation of CableTel Delaware on January 8, 1998, the founding members of CableTel Delaware each received a 25% member interest in CableTel Delaware. The founding members were comprised of three of the Management Investors and LPL. As part of the reorganization on May 18, 1998, the founding members of CableTel Delaware were deemed to have received Common Units of LLC in exchange for their interests in CableTel Delaware. For accounting purposes, a portion of the fully vested Common Units (2,400 units) of LLC received by the founders under the Executive Securities Agreements and the LPL Investor Purchase Agreement were deemed to have been issued in exchange for their prior member interests in CableTel Delaware. The remaining fully vested Common Units (2,925 units) received by the founders were deemed to have been issued in consideration for prior services provided. The intrinsic value of the Common Units deemed received for prior services totaling approximately $115,000 was charged to general and administrative expense in the accompanying consolidated statement of operations.

         As of December 31, 2000 and December 31, 1999, 7,756 and 14,472 Non-Performance Vesting Units issued to the Management Investors and other LLC and CompleTel Europe employees were outstanding respectively. This includes, as discussed above, the approximately 3,280 Non-Performance Vesting Units that were contributed to CompleTel Europe on November 27, 2000, in exchange for newly issued CompleTel Europe ordinary shares, subject to the same time vesting provisions of the original issuance of common units. The Non-Performance Vesting Units issued to the Management Investors vest ratably on each anniversary of the Executive Securities Agreements over a four-year period. The Non-Performance Vesting Units issued to other employees generally vest ratably over a four-year period on each December 31, with pro rata vesting in the year of employment and final vesting on the fourth anniversary date of the applicable Employee Securities Agreement. Vesting ceases upon the termination of employment with the Company, for any reason and the related Common Units are subject to repurchase by LLC at fair value for vested Common Units and at original cost for nonvested Common Units. Vesting for the Non-Performance Vesting Units was accelerated by one year upon CompleTel Europe's IPO, which was a Qualified Public Offering, as defined in the Executive Securities Agreements. The Non-Performance Vesting Units are accounted for as issued Common Units, subject to forfeiture, until vested. The intrinsic value of the Non-Performance Vesting Units was accounted for at issuance as additional paid-in capital, with an offsetting entry to deferred compensation. The intrinsic value of the Common Units issued subject to forfeiture totaled approximately $2,734,000 and $604,000 for the Non-Performance Vesting Units issued through December 31, 1999 and 1998, respectively. This deferred compensation is being amortized over the vesting period for the applicable award, generally four years. As of December 31, 2000, the number of issued and outstanding Non-Performance Vesting Units totaled 7,756, of which 6,726 were vested and 1,030 were non-vested. As of December 31, 1999, the number of issued and outstanding Non-Performance Vesting Units totaled 18,485, of which 9,528 were vested and 8,957 were non-vested.

Performance Vesting Agreement

         The Private Equity Investors, the Management Investors, and LLC entered into the Performance Vesting Agreement originally dated May 18, 1998, as amended and restated. Under the Performance Vesting Agreement, 7,500 of the 25,000 Common Units issued or reserved for issuance to the Management Investors (the "Performance Vesting Units") are subject to performance vesting according to certain multiple-of-invested-capital tests calculated based upon the valuation of LLC's equity implied by a Qualified Public Offering and/or by actual sales of LLC's securities by Madison Dearborn Partners. If any Performance Vesting Units

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remain unvested on May 18, 2005, there shall be deemed to have occurred a sale of the LLC's securities by Madison Dearborn Partners at fair market value. Any Performance Vesting Units that do not vest upon such a deemed sale will be forfeited. In addition, up to 7,500 of the Common Units issuable upon conversion of the Preferred Units (see Note 4) are subject to forfeiture if and when Performance Vesting Units performance vest under the terms of the Performance Vesting Agreement.

         For financial reporting periods ending prior to final determination of the number of Performance Vesting Units that will vest, compensation cost will be recorded based upon management's estimate of the number of such units that would vest and the fair market value of those units as of the end of the reporting period. As of December 31, 2000 and 1999, 5,907 and 7,422 Performance Vesting Units were outstanding, respectively. Of the 5,907 Performance Vesting Units outstanding at December 31, 2000, approximately 963 were time and performance vesting. As of December 31, 1999, no compensation cost had been recorded related to the Performance Vesting Units as the number of units that would ultimately vest was not yet reasonably determinable.

         CompleTel Europe's IPO caused certain Performance Vesting Units of LLC held by employees of the Company to vest as a result of meeting specified performance vesting criteria. As a result, CompleTel Europe recorded compensation expense of approximately $41.0 million based on the value of those vested common units as implied by the IPO price received. In addition, based upon the IPO value of CompleTel Europe as indicated above, CompleTel Europe recorded additional compensation expense and deferred compensation in the quarter ended March 31, 2000, of approximately $23.2 million and $72.4 million, respectively, for performance vesting units that did not vest as a result of the IPO but which may vest upon a qualified sale by a founding investor in LLC, Madison Dearborn Partners ("MDP"), or in May 2005 based on a deemed vesting. The additional deferred compensation is amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if not prior due to a qualified sale by MDP as defined in the executive securities agreement). The recorded amount of compensation expense and deferred compensation for these variable awards are adjusted at each reporting date to reflect management's estimate of the number of such units that will ultimately vest and the fair market value of those units as of the end of each reporting period based on the then current market value of the ordinary shares of CompleTel Europe. Accordingly, CompleTel Europe reduced previously recorded compensation expense by approximately $12.8 million, and deferred compensation by approximately $58.1 million, based on the closing price per share on December 31, 2000.

         The compensation charges (credits) described above are included in non-cash compensation charges (credits) in the accompanying statement of operations for the year ended December 31, 2000. Also included in non-cash compensation charges for the year ended December 31, 2000, is $6.5 million resulting from the recognition of deferred compensation as fixed stock option awards granted to CompleTel Europe's employees and other common units of LLC held by employees subject only to time vesting.

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securityholders Agreement

         The Private Equity Investors, the Management Investors and LLC are parties to a securityholders agreement dated May 18, 1998 (the "Securityholders Agreement"). The Securityholders Agreement established the size of LLC's Board of Directors at six and established a voting agreement among the investors with respect to the election of the members of that board (the Executive Committee of which acts as the board of directors of certain of LLC's subsidiaries). On January 28, 1999, the Securityholders Agreement was amended and restated to increase the size of LLC's Board of Directors to eight and make corresponding changes in the voting agreement among the investors. Pursuant to the terms of the Securityholders Agreement, the Private Equity Investors could not transfer any Preferred Units (or securities issued upon exercise thereof or otherwise in connection therewith) ("Preferred Securities") prior to May 18, 1999, other than to their affiliates or as part of a sale of LLC. The Management Investors could not transfer any Preferred Securities prior to May 18, 2000, other than to their affiliates, family members or estate planning entities, or as part of a sale of LLC. Transfers of Preferred Securities by the Private Equity Investors after May 18, 1999, and by the Management Investors after May 18, 2000, (in each case other than to their affiliates, family members or estate planning entities, to the public, or as part of a sale of LLC) are subject to first refusal rights in favor of the other holders of Preferred Securities, and to "tag-along" rights of the holders of Preferred Securities [and of the Management Investors with respect to their Common Units that have vested under the Executive Securities Agreements and (if applicable) performance vested under the Equity Purchase Agreement] to participate pro rata in such transfer. In the event a sale of LLC is approved by the holders of a majority of the Preferred Securities, each of the Private Equity Investors and Management Investors (and their transferees) agrees to approve and, if requested, sell its LLC securities in such sale.

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)     Redeemable Cumulative Convertible Preferred Units

         On May 18, 1998, the Private Equity Investors, the Management Investors and LLC entered into the Equity Purchase Agreement. Under the Equity Purchase Agreement, the Private Equity Investors purchased 60,000 Preferred Units for an initial aggregate purchase price of $3.5 million and a commitment to make subsequent capital contributions to LLC of up to an additional $56.5 million (for a total commitment of $60 million) on the terms and conditions set forth in the Equity Purchase Agreement. Certain of the Management Investors purchased 750 Preferred Units for an initial aggregate purchase price of $44,000 and a commitment to make capital contributions to LLC of up to an additional $706,000 (for a total commitment of $750,000) on the terms and conditions set forth in the Equity Purchase Agreement. As of July 15, 1998, LLC entered into Additional Investor Equity Purchase and Joinder and Rights Agreements for the issuance of 500 Preferred Units in exchange for a capital commitment of $500,000 by each of two new investors. As of November 11, 1998, LLC entered into an Additional Preferred Units Purchase Agreement with one of the Management Investors for the issuance of an additional 150 Preferred Units in exchange for a capital commitment of $150,000. On December 2, 1998, LLC entered into an Additional Investor Equity Purchase and Joinder and Rights Agreement with a new management investor for the issuance of 50 Preferred Units in exchange for a capital commitment of $50,000. On January 28, 1999, the Equity Purchase Agreement was amended and restated to supersede the Equity Purchase Agreement and the agreements referred to above dated July 15, 1998, November 11, 1998 and December 2, 1998 and to admit the new management investor (included together with other "Management Investors") and other investors (included together with Madison Dearborn Partners and LPL as the "Private Equity Investors"). The First Amended and Restated Equity Purchase Agreement increased the total number of Preferred Units to 64,743 and 1,007, and total equity commitments to $64.7 million and $1 million, by the Private Equity Investors and the Management Investors, respectively. Additionally, LLC's Board approved the drawdown of the remaining commitment under the Equity Purchase Agreement, which was funded in connection with, and as a condition to the closing of the Offering.

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

         Prior to conversion, the Preferred Units accrued a preferred yield at a per-annum rate of 8% of the sum of the Liquidation Value thereof and all accumulated and unpaid preferred yield thereon. "Liquidation Value" for any Preferred Unit is equal to (i) the initial price paid to LLC for such Preferred Unit on its date of issuance, plus (ii) the aggregate contributions to the capital of LLC made pursuant to the Equity Purchase Agreement with respect to such Preferred Unit after its date of issuance, minus (iii) all distributions constituting a return of capital with respect to such Preferred Unit after its date of issuance.

         The Equity Purchase Agreement provides the Private Equity Investors with certain restrictive covenants. The Private Equity Investors have the right to approve or disapprove LLC's taking or agreeing to take certain actions, including, among other things, (i) making distributions with respect to redeeming, or issuing any equity securities, any securities convertible into or exercisable for equity securities, or any debt with equity features, (ii) loaning monies, (iii) disposing of significant assets, (iv) making acquisitions or entering into joint ventures, (v) entering into any merger, consolidation, liquidation, recapitalization or reorganization, (vi) entering into transactions with affiliated persons,

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)    Redeemable Cumulative Convertible Preferred Units (Continued)

(vii) incurring significant indebtedness, and (viii) entering into or modifying any employment arrangement with LLC's Chief Executive Officer.

         Upon CompleTel Europe's IPO, the Preferred Units automatically converted into 105,487 Common Units and the carrying value of the Redeemable Cumulative Convertible Preferred Units was reclassified as a component of additional paid-in capital in the members' deficit section of the consolidated balance sheet.

(5)     CompleTel Europe's Indebtedness

CompleTel Europe Credit agreement

         In January 2000, CompleTel Europe executed an agreement for a (EURO)265 million senior secured credit facility with Goldman Sachs International and BNP Paribas as co-arrangers of the facility. Under the facility, the funds were to be available to CompleTel Europe's subsidiaries, initially to include CompleTel ECC B.V., CompleTel Services S.A.S., CompleTel S.A.S., and CompleTel GMBH, in two tranches including a euro term facility which was available until December 31, 2000, in the aggregate amount of (EURO)105 million, and a euro revolving loan facility available until December 31, 2002, in the aggregate amount of
(EURO)160 million. The (EURO)160 million tranche was to become available after May 31, 2000, if the euro term facility was fully drawn and other conditions were satisfied. Following December 31, 2002, up to (EURO)141 million of the outstanding advances under the euro revolving loan facility were first to be converted into a term loan, and any other outstanding advances were to become part of a (EURO)19 million working capital facility. The facility matures on December 31, 2006.

         In April 2000, CompleTel Europe entered into an agreement (the "Suspension Agreement") with the lenders whereby CompleTel Europe agreed not to borrow funds under the credit facility in exchange for the lenders agreement to suspend the application of various provisions, including substantially all of the representations, convenants and events of default in the credit facility. In January 2001, CompleTel Europe extended the Suspension Agreement until April 11, 2001. CompleTel Europe currently intends to enter either into a further extension of the Suspension Agreement or into a new type of credit agreement. However, CompleTel Europe is exploring funding options, and there is no assurance that it will seek or attain additional credit now or in the future. During the period the Suspension Agreement is in effect, the facility is, nevertheless, guaranteed by its subsidiaries and is secured by, among other things, pledges of all of its subsidiaries, as well as a number of its present and future material assets and revenues, and by a pledge of its stock.

(6)     CompleTel Europe Commitments And Contingencies

Operating Leases, Including Rights-of-Way Agreements

         CompleTel Europe has entered into various operating lease agreements for network switch locations, office space, employee residences and vehicles. In addition, CompleTel Europe entered into various rights-of-way agreements.

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)    CompleTel Europe Commitments And Contingencies (Continued)

Future minimum lease obligations related to CompleTel Europe's operating leases are as follows:

 2001                                                  $  5,803
 2002                                                     5,775
 2003                                                     5,743
 2004                                                     5,482
 2005                                                     5,134
 Thereafter......................................        15,637
                                                     -------------
      Total......................................      $ 43,574
                                                     =============

         Total rent expense for the years ended December 31, 2000 and 1999 was approximately $4.0 million and $1.6 million, respectively.

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

Service Licenses

France

         On December 13, 1998 the Secretaire d'Etat a l'Industrie, based on the recommendation of the Autorite de Regulation des Telecommunications ("ART"), awarded CompleTel Europe's French operating subsidiary a fixed wireline license and service license for network deployment in four regions and six cities and the provision of services in four regions and six departments in France. The term of these licenses is 15 years from December 13, 1998. Under French law, these licenses entitle CompleTel Europe, among other things, to obtain rights-of-way to establish network infrastructure along public roads, to obtain easements on private property and to obtain certain rights on public domain property other than roads. On November 7, 2000, CompleTel Europe obtained an extension of the license to operate a public telecommunications network in an additional city and to provide public voice telephony services in a fifth region.

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

United Kingdom

         On January 11, 1999, the Secretary of State for Trade and Industry at the Department of Trade and Industry granted CompleTel UK an individual license to operate fixed public telecommunications systems of any kind in the United Kingdom (a "PTO license"). The PTO license will also license the operation of international facilities. Licenses granted by the PTO are for 25 years and are renewable. CompleTel Europe currently does not plan to operate under the PTO license, but has been advised that this does not constitute grounds, which by CompleTel Europe itself, would result in revocation of the PTO license. To provide international services in the United Kingdom, CompleTel Europe has also obtained an International Simple Voice Resale License. CompleTel Europe plans to provide some services under the Telecommunications Services License, a class license that allows it to provide a number of services other than those requiring individual licenses.

Germany

         On March 8, 1999, the Regulierungsbehorde fur Telekommunikation und Post granted CompleTel Germany class 3 (general infrastructure license) and class 4 (license required for operation of voice telephony services based on self-operated telecommunications networks) licenses for three markets in Germany which were subsequently amended in July 1999 and January, July and October 2000, to include among others, CompleTel Germany's additional markets. These licenses are of unlimited duration.

(7)    Income Taxes

United States

         In general, a United States limited liability company, treated as a partnership for U.S. federal income tax purposes, will not be subject to U.S. federal income tax. Instead, the income, gain, and loss (including Subpart F income or foreign personal holding company income recognized) will be allocated to its members. Any direct foreign income taxes paid on the remittance of dividends from its foreign subsidiaries will likewise pass to LLC's members. The LLC Agreement provides for distributions to its members to cover income taxes in the event LLC recognizes any income or gain (including Subpart F income or foreign personal holding company income). Such distribution would be contingent upon a distribution of cash from its foreign subsidiaries. Taxable income of Management Co. is subject to tax at the regular U.S. federal income tax rate.

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Germany

         As of December 31, 2000, CompleTel Germany had generated NOL carryforwards for income tax purposes totaling approximately $24 million. For German income tax purposes, NOL carryforwards may be carried forward indefinitely. The current statutory tax rate for Germany is 52.38%.

France

         As of December 31, 2000, CompleTel France had generated NOL carryforwards for income tax purposes totaling approximately $41 million. For French income tax purposes NOL carryforwards may generally be carried

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)    Income Taxes (Continued)

forward for a period of up to five years. Start-up costs are capitalized for French tax purposes. CompleTel Europe considers the majority of these costs as eligible for the deferred depreciation regime for French tax purposes, resulting in an indefinite carryforward life of the corresponding amortization expense.

         The Company has recorded a valuation allowance equal to the total net deferred tax assets as of December 31, 2000 and 1999, due to the uncertainty of realization through future operations. The valuation allowance will be reduced at such time as management believes it is more likely than not that the net deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future provisions for income tax expense.

         The difference between income tax expense provided in the consolidated financial statements and the expected income tax benefit at statutory rates related to the Company's corporate and foreign subsidiary operations for the years ended December 31, 2000 and 1999 and for the period from commencement of operations (January 8, 1998) to December 31, 1998, is reconciled as follows (in thousands):

                                                                                       Commencement
                                                                Year Ended             of Operations
                                                               December 31           (January 8, 1998)
                                                        ---------------------------   to December 31,
                                                           2000           1999             1998
                                                        ------------   ------------  ------------------
       Expected income tax benefit at the U.S.            $58,136        $18,491        $    3,095
          statutory rate of 38.25%.................
       Other                                                  --           1,851              (621)
       Valuation allowance.........................       (58,136)       (20,342)           (2,474)
                                                          --------       --------         ---------
             Total income tax benefit                     $  --          $   --         $      --
                                                          ========       ========         =========
         Deferred tax assets are as follows:

                                                             December 31,
                                                                 1999
                                                          -------------------
Deferred tax assets:
   Operating loss carryforwards.......................         $ 18,491
   Capitalized start-up costs.........................            1,360
   Net unrealized foreign exchange loss...............              683
   Depreciation and amortization......................             (272)
   Other                                                             80
   Total deferred tax assets..........................           20,342
   Less valuation allowance...........................          (20,342)
                                                               --------
   Net deferred taxes.................................         $    --
                                                               ========

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

         Management currently evaluates CompleTel Europe's development efforts according to the geographic location of its markets. The key operating performance criteria used in this valuation includes revenue growth and operating income before interest, taxes, depreciation, amortization, non-cash compensation expense and other non-cash items, including foreign exchange gains or losses ("Adjusted EBITDA"). Certain financial information reflecting the Company's development efforts by geographic location is presented below. The financial information presented below as of December 31, 2000, and for the year ended December 31, 2000, is presented as if the financial results of CompleTel Europe were consolidated by the Company for the full year.

         As of December 31, 2000 and for the year ended December 31, 2000 (in thousands):


                                                                                           Company
                                                                          CompleTel      (Including
                                 CompleTel     CompleTel     CompleTel    Europe and     Management
                                    SAS          GmbH           UK           Other          Co.)        Consolidated
                                ------------   -----------   -----------  -----------    -------------  -------------
Revenues....................... $  21,150     $    2,723    $   5,192     $          --   $     --      $    29,065
Adjusted EBITDA................   (50,583)      (29,814)       (4,385)       (1,106)          (263)        (86,151)
Total assets...................   188,352       166,096        14,049       408,987          1,653         779,137
Expenditures for long-lived
   assets......................    93,390       100,268         8,413        10,081            227         212,379

         As of December 31, 1999 and for the year ended December 31, 1999 (in thousands):



                                                                                           Company
                                                                          CompleTel      (Including
                                 CompleTel     CompleTel     CompleTel    Europe and     Management
                                    SAS          GmbH           UK           Other          Co.)        Consolidated
                                ------------   -----------   -----------  -----------    -------------  -------------
                                                                          $
Revenues....................... $    1,986    $         --  $      999           --       $     --      $      2,985
Adjusted EBITDA................   (28,422)       (5,535)       (1,405)       (2,144)           281         (37,225)
Total assets...................    81,250        68,000         1,732        31,115             --         182,097
Expenditures for long-lived
   assets......................    71,850        28,628           892            --            472         101,842

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)    Segment Reporting (Continued)

         As of December 31, 1998 and for the period from inception (January 8, 1998) to December 31, 1998:


                                                                                           Company
                                                                          CompleTel      (Including
                                 CompleTel     CompleTel     CompleTel    Europe and     Management
                                    SAS          GmbH           UK           Other          Co.)        Consolidated
                                ------------   -----------   -----------  -----------    -------------  -------------
Revenues....................... $        --   $      --     $      --     $        --   $       --      $        --
Adjusted EBITDA................    (5,848)           --            --        (1,529)          (475)         (7,852)
Total assets...................     6,180            19            21         1,650          2,172          10,042
Expenditures for long-lived
   assets......................     3,647            19            21           681             67           4,435

(9)     CompleTel LLC Only Financial Information

         The following financial information reflects the CompleTel LLC only condensed statement of operations data, condensed balance sheet data, and condensed cash flows data.

                                                                                                      Commencement
                                                                                                     of Operations
                                                                                                      (January 8,
                                                                                   Year Ended            1998)
                                                                                  December 31,      to December 31,
                                                                                      1999                1998
                                                                                 ----------------   -----------------

STATEMENT OF OPERATIONS:
   Interest income........................................................         $     255          $      11
   Interest expense.......................................................              (368)               --
   General and administrative expense.....................................               (84)              (400)
   Equity in losses of subsidiaries.......................................           (48,147)            (7,703)
                                                                                 ----------------   -----------------

   Net loss...............................................................         $ (48,344)         $  (8,092)
                                                                                 ================   =================

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)     CompleTel LLC Only Financial Information (Continued)

                                                                                                        December 31,
                                                                                                            1999
                                                                                                       ----------------

BALANCE SHEET DATA:
   Cash and cash equivalents.....................................................................        $     293
   Receivables from affiliates...................................................................            5,714
   Other current assets..........................................................................               10
                                                                                                       ----------------

      Total current assets.......................................................................            6,017
   Investments in subsidiaries...................................................................           42,936
   Deferred financing costs, net.................................................................            1,249
   Notes receivable from affiliates..............................................................              --
                                                                                                       ----------------

      Total assets...............................................................................        $  50,202
                                                                                                       ================

   Current liabilities...........................................................................        $   1,093
                                                                                                       ----------------

   Redeemable cumulative convertible preferred units:
      No par value, 84,070 units authorized; 84,070, 61,950 and 0 units issued and outstanding...          113,469
                                                                                                       ----------------

   Common units, no par value, 131,494 units authorized; 18,485, 16,385 and
      123,572 units issued and  outstanding......................................................           30,065
   Deferred compensation.........................................................................          (28,495)
   Other comulative comprehensive loss...........................................................           (3,912)
   Accumulated deficit...........................................................................          (62,018)
                                                                                                       ----------------
      Total members' equity (deficit)............................................................          (64,360)
                                                                                                       ----------------

                                                                                                       ================
      Total liabilities and members' deficit.....................................................           50,202
                                                                                                       ================

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)    CompleTel LLC Only Financial Information (Continued)
                                                                                                        Commencement
                                                                                                       of Operations
                                                                                                        (January 8,
                                                                                    Year Ended             1998)
                                                                                    December 31,      to December 31,
                                                                                        1999               1998
                                                                                   ----------------   ----------------
CASH FLOWS DATA:
   Cash flows from operating activities:
      Net loss...............................................................        $  (48,344)        $   (8,092)
      Equity in losses of subsidiaries.......................................            48,147              7,703
      Amortization of deferred financing costs...............................               334                --
      Changes in-
        Other current assets.................................................                32                (10)
        Receivables from affiliates..........................................             3,778             (9,492)
                                                                                   ----------------   ----------------

   Net cash from operating activities........................................             3,947             (9,891)
                                                                                   ----------------   ----------------

   Cash flows from investing activities:
   Investment in subsidiaries................................................           (98,533)            (1,518)
                                                                                   ----------------   ----------------

   Net cash from investing activities........................................           (98,533)            (1,518)
                                                                                   ----------------   ----------------

   Cash flows from financing activities:
      Issuance of redeemable cumulative convertible Preferred Units..........            94,716             12,113
      Loan from member.......................................................               --               1,300
      Payment of loan from member............................................               --                (266)
      Issuance of Common Units...............................................                 3                  5
   Deferred financing costs..................................................            (1,583)               --
                                                                                   ----------------   ----------------

   Net cash from financing activities........................................            93,136             13,152
                                                                                   ----------------   ----------------

   Net increase (decrease) in cash and cash equivalents......................            (1,450)             1,743
   Cash and cash equivalents, beginning of period............................             1,743                --
                                                                                   ----------------   ----------------

   Cash and cash equivalents, end of period..................................        $      293         $    1,743
                                                                                   ================   ================

(10)   Employee Incentive Plans

Stock Option Plan

         In December 1999, CompleTel Europe adopted the CompleTel Europe N.V. 2000 Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of options to purchase ordinary shares of CompleTel Europe to employees of CompleTel Europe.

         Options granted are subject to vesting as follows. Options granted to employees resident in France vest in an increment of 60% of the ordinary shares subject to the option on the second anniversary of the date of the grant and in two increments of 20% on the third and fourth anniversaries of the date of the grant. Options granted to employees resident in the United Kingdom, Germany and the U.S. vest in annual increments of 25% of the ordinary shares subject to the option, commencing on the first anniversary date of the grant.

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)   Employee Incentive Plan (Continued)

         The number of options to acquire shares under the Option Plan totals 18,919,960, or approximately 15.0% of CompleTel Europe's ordinary shares issued and outstanding as of December 31, 1999.

         A summary of stock option activity for the Option Plan is as follows:

                                                               Year Ended                      Year Ended
                                                           December 31, 2000               December 31, 1999
                                                      -----------------------------   -----------------------------
                                                       Number of       Weighted        Number of       Weighted
                                                                        Average                         Average
                                                                       Exercise                        Exercise
                                                        Shares           Price          Shares           Price
                                                      ------------   --------------   ------------   --------------
                                                                        (Euros)                         (Euros)
Outstanding at the beginning of the period.........   2,035,230          2.92                 --          --
Granted during the period..........................   2,512,897          8.39          2,035,230         2.92
Cancelled during the period........................    (665,150)         5.02                 --          --
Exercised during the period........................          --           --                  --          --
                                                      ------------   --------------   ------------   --------------

Outstanding at the end of the period...............   3,882,977          6.10          2,035,230         2.92
                                                      ------------   --------------   ------------   --------------

Exercisable at the end of the period...............      99,482          2.92                 --          --
                                                      ============   ==============   ============   ==============

         The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                               Year Ended                      Year Ended
                                                           December 31, 2000               December 31, 1999
                                                      -----------------------------   -----------------------------
                                                       Number of      Fair Value       Number of      Fair Value
                                                        Options                         Options
                                                      ------------   --------------   ------------   --------------
Exercise price:
Less than market price.............................     383,740         15.45          2,035,230        15.45
Equal to market price..............................   2,129,157          6.19                 --          --
Greater than market price..........................          --           --                  --          --
                                                      ------------   --------------   ------------   --------------

Total   ...........................................   2,512,897          7.60          2,035,230        15.45
                                                      ============   ==============   ============   ==============

                         COMPLETEL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 2000:

                                                  Options Outstanding                       Options Exercisable
                                     -----------------------------------------------   ------------------------------
                                       Number of       Weighted         Weighted         Number of       Weighted
                                                        Average
                                                       Remaining         Average                          Average
                                        Options       Contractual       Exercise          Options        Exercise
                                      Outstanding    Life (Years)     Price (Euros)     Exercisable    Price (Euros)
                                     --------------  --------------   --------------   --------------  --------------
Exercise Price Range (Euros)
2-4..............................     1,915,695          3.40             2.92             99,482          2.92
4-10.............................     1,434,532          4.85             7.10                 --           --
10-15............................       362,750          4.50            13.40                 --           --
>15..............................       170,000          4.25            17.50                 --           --
                                     --------------  --------------   --------------   --------------  --------------
                                      3,882,977          4.18             6.10             99,482          2.92
                                     ==============  ==============   ==============   ==============  ==============

Pro Forma Fair Value Disclosures

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), which defines a fair value based method of accounting for employee stock options and similar equity instruments. However, as allowed by SFAS 123, CompleTel Europe has elected to account for its stock-based compensation plans using the intrinsic value based method of APB 25 and provide pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method had been applied.

         For pro forma disclosure purposes, the Company has computed the fair value of each option as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                                   Year Ended
                                                  December 31,
                                      --------------------------------------
                                            2000                1999
                                      ------------------  ------------------

 Risk-free interest rate...........          6.0%                6.4%
 Expected dividend yield...........          0.0%                0.0%
 Expected lives outstanding........       5.5 years           5.5 years
 Expected volatility...............         70.0%               17.1%

         The estimated fair value of options granted is amortized to expense over the option vesting period. Cumulative compensation costs recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting are adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

         Had compensation cost for the Option Plan been determined based upon the fair value of options on their date of grant, CompleTel Europe's net losses for the years ended December 31, 2000 and 1999 and for the period from inception (January 8, 1998) to December 31, 1998, would have been increased by approximately (EURO)2.0 million, (EURO)54,000 and (EURO)0, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          COMPLETEL LLC

Date: April 4, 2001       By:   /s/ William H. Pearson
                              ---------------------------------------------
                                  William H. Pearson
                                    Chief  Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                  Signature                          Title                              Date
           /s/ James E. Dovey                        Chairman and Secretary             April 4, 2001
-----------------------------------------
              James E. Dovey
                                                     Manager                            -------------
-----------------------------------------
              James C. Allen

           /s/ Royce J. Holland                      Manager                            April 4, 2001
-----------------------------------------
              Royce J. Holland

           /s/ Lawrence F. DeGeorge                  Manager                            April 4, 2001
-----------------------------------------
           Lawrence F. DeGeorge

           /s/ Paul J. Finnegan                      Manager                            April 4, 2001
-----------------------------------------
           Paul J. Finnegan
                                                     Manager                            -------------
-----------------------------------------
           James H. Kirby
                                                     Manager                            -------------
-----------------------------------------
           James N. Perry, Jr.

          /s/ William H. Pearson                     Chief Executive Officer            April 4, 2001
-----------------------------------------
           William H. Pearson                        and President

            /s/ David E. Lacey                       Senior Vice President, Treasurer   April 4, 2001
-----------------------------------------
              David E. Lacey                         and Chief Financial Officer

           /s/ John M. Hugo                          Corporate Controller               April 4, 2001
-----------------------------------------
              John M. Hugo

                                  EXHIBIT LIST

Exhibit No.                                                    Description
-----------------    -----------------------------------------------------------
3.1(1)            Amended and Restated Certificate of Formation of CompleTel LLC
3.2(2)            Third Amended and Restated Limited Liability Company Agreement of CompleTel LLC dated as of
                  November 23, 1999
3.3*              Amendment to Third Amended and Restated Limited Liability Company Agreement of CompleTel LLC
                  dated November 27, 2000.
10.1(2)           Amended Employment Agreement by and between CableTel Management, Inc. and William H. Pearson dated June 30, 2000
10.2(1)           Employment Agreement by and between CableTel Management, Inc. and Richard N. Clevenger, dated as of May 18, 1998
10.3(2)           Amended Employment Agreement by and between CableTel Management, Inc. and David Lacey dated
                  June 30, 2000
10.4(2)           Amended Employment Agreement by and between CableTel Management, Inc. and James E. Dovey dated
                  June 30, 2000
10.5(1)           Amended and Restated CompleTel LLC Guaranty Agreement, dated as of July 14, 1999 by CompleTel
                  LLC in favor of the noteholders
10.6(2)           Guaranty Agreement, dated as of April 13, 2000 by CompleTel LLC in favor of the noteholders.
10.7(1)           Executive Securities Agreement by and between CableTel Europe LLC and James E. Dovey, dated as of May 18, 1998
10.8(1)           First Amended and Restated Executive Securities Agreement by and between CableTel Europe LLC and Richard N. Clevenger, dated as of January 28, 1999
10.9(1)           Executive Securities Agreement by and between CableTel Europe LLC and William H. Pearson, dated as of May 18, 1998
10.10(1)          Executive Securities Agreement by and between CompleTel LLC and David Lacey dated as of
                  December 2, 1998
10.11(1)          Joinder and Rights Agreement by and between CompleTel LLC and David Lacey dated as of
                  December 2, 1998
10.12(2)          Second Amended and Restated Equity Purchase Agreement, dated as of November 23, 1999, by and among CompleTel LLC and the Holders named therein
10.13(2)          Second Amended and Restated Securityholders Agreement dated as of November 23, 1999, by and among CompleTel LLC and the Holders named therein
10.14(2)          Second Amended and Restated Performance Vesting Agreement dated as of November 23, 1999, by and among CompleTel LLC and the Holders named therein
10.15(4)          Second Amended and Restated Registration Agreement, dated November 23, 1999, by and among
                  CompleTel LLC and the Holders named therein
10.16(5)          First Supplement dated March 24, 2000 to Second Amended and
                  Restated Registration Agreement, dated November 23, 1999 by and among CompleTel LLC and the Holders named therein
10.17(2)          Omnibus Agreement dated March 24, 2000 by and among CompleTel LLC and the Holders named therein
21.1*             Subsidiaries of CompleTel LLC
99.1              CompleTel Europe N.V. annual report on Form 10-K, filed with the Securities and Exchange
                  Commission on April 2, 2001, file number 000-30075, and incorporated herein by reference

-----------
*Filed with this report.
(1) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4, file number 333-82305, filed with the Securities and Exchange Commission on July 2, 1999 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4, file number 333-41126, filed with the Securities and Exchange Commission on July 11, 2000 and incorporated herein by reference.

(3) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference.

(4) Previously filed as an exhibit to Amendment No. 1 to CompleTel Europe's Registration Statement on Form F-1, file number 333-30834, filed with the Securities and Exchange Commission on March 6, 2000, and incorporated herein by reference.

(5) Previously filed as an exhibit to CompleTel Europe's Quarterly Report on Form 10-Q, file number 000-30075, filed with the Securities and Exchange Commission on May 15, 2000, and incorporated herein by reference.